Form 10-Q
period 2015-03-31
Credit Suisse Park View BDC, Inc.
filed 2015-05-13
CIK 1619239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-55361

CREDIT SUISSE PARK VIEW BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-1520456
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Madison Avenue

New York, NY 10010

(Address of Principal Executive Offices) (Zip Code)

(212) 325-2000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 13, 2015 was 23,172,752.985.

CREDIT SUISSE PARK VIEW BDC, INC.

Item 1. Financial Statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	As of
	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value (amortized cost of $272,976,887 and $250,602,765, respectively)	$264,514,458	$249,101,575
Cash and cash equivalents	21,537,555	7,241,675
Receivable for Fund shares sold	6,140,000	—
Interest receivable	932,894	1,263,781
Due from Adviser (Note 7)	—	315,725
Deferred financing costs (net of accumulated amortization of $88,362 and $25,000, respectively) (Note 8)	1,161,638	725,000
Deferred offering costs	1,500,000	—
Prepaid expenses and other assets	71,208	108,933

Total assets	$295,857,753	$258,756,689

Liabilities
Revolving credit facility (Note 8)	$63,000,000	$30,000,000
Management fee payable to affiliate (Note 5)	341,530	308,684
Incentive fee payable to affiliate (Note 5)	709,356	1,345,194
Interest payable (Note 8)	138,734	34,111
Directors fees payable	17,750	—
Payable for organization and offering expenses	1,832,179	567,904
Accrued expenses and other liabilities	522,339	358,443

Total liabilities	$66,561,888	$32,614,336

Commitments and Contingencies (Note 12)

Net Assets
Common stock, par value $0.01 per share (22,722,999 and 22,114,476 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	$227,230	$221,145
Paid-in capital in excess of par value	227,057,529	220,923,614
Undistributed net investment income	10,473,535	6,498,784
Net unrealized depreciation on investments	(8,462,429)	(1,501,190)

Total net assets	$229,295,865	$226,142,353

Total liabilities and net assets	$295,857,753	$258,756,689

Net asset value per share	$10.09	$10.23

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENT OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2015
Investment Income:
Interest income	$6,699,894
Other income	22,475

Total investment income	6,722,369

Expenses:
Management fees (Note 5)	1,164,381
Incentive fees (Note 5)	709,356
Interest and credit facility expenses (Note 8)	583,387
Professional fees	191,100
Directors fees	19,750
Other expenses	245,984

Total expenses	2,913,958
Less management fee waived (Note 5)	(166,340)

Net expenses	2,747,618

Net investment income	3,974,751

Net change in unrealized appreciation (depreciation) from investments	(6,961,239)

Net decrease in net assets resulting from operations	$(2,986,488)

Per share information (basic and diluted):
Earnings per share (basic and diluted):	$(0.13)
Net investment income per share (basic and diluted):	$0.18
Weighted average shares outstanding:	22,324,078
Distributions declared per share	$—

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the Three Months Ended March 31, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,974,751
Net change in unrealized appreciation (depreciation) on investments	(6,961,239)

Net decrease in net assets resulting from operations	(2,986,488)

Capital transactions:
Issuance of common shares (608,523 shares)	6,140,000

Net increase in net assets resulting from capital transactions	6,140,000

Total increase in net assets	3,153,512
Net assets at beginning of period	226,142,353

Net assets at end of period (including undistributed net investment income of $10,473,535)	$229,295,865

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENT OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(2,986,488)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(23,206,603)
Interest-income paid-in-kind investments	(188,992)
Proceeds from investments, net	1,296,636
Net change in unrealized (appreciation) depreciation on investments	6,961,239
Amortization of premium/accretion of discount on investments, net	(275,163)
Amortization of deferred financing costs	63,362

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in interest receivable	330,887
(Increase) decrease in due from Adviser	315,725
(Increase) decrease in prepaid expenses and other assets	37,725
(Increase) decrease in deferred offering costs	(1,500,000)
Increase (decrease) in management fees payable to affiliate	32,846
Increase (decrease) in incentive fees payable to affiliate	(635,838)
Increase (decrease) in interest payable	104,623
Increase (decrease) in directors fees payable	17,750
Increase (decrease) in payable for organization and offering expenses	1,264,275
Increase (decrease) in accrued expenses and other liabilities	163,896

Net cash provided by (used in) operating activities	(18,204,120)

Cash flows from financing activities
Borrowings on revolving credit facility	33,000,000
Financing costs	(500,000)

Net cash provided by (used in) financing activities	32,500,000

Net increase (decrease) in cash	14,295,880

Cash and cash equivalents at beginning of period	7,241,675

Cash and cash equivalents at end of period	$21,537,555

Non-Cash operating activities:
Cash paid during the period for interest	$278,857

Non-Cash financing activities:
Issuance of common shares	$6,140,000

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (UNAUDITED)

MARCH 31, 2015

Company (1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity		Par/Unit/ Partnership Interest Amount		Amortized Cost (3)		Fair Value	% of Net Assets

Senior Secured Loans - 114.85%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC	Aerospace & Defense	Senior Secured Unitranche – Term Loan A - Floating LIBOR + 8.50% (1.00% floor)	9.50%	7/17/2019	$	18,250,000	$	18,001,535	$	17,976,250	7.84%

		Senior Secured Unitranche – Term Loan B - Floating LIBOR + 2.50% (1.00% floor)	3.50%	7/17/2019		35,625		35,152		35,625	0.02%

Affirmative Insurance Holdings, Inc.(4)	Banking, Finance, Insurance, & Real Estate	Senior Secured Term Loan - First Lien - Floating LIBOR + 9.25% (1.25% floor)	10.50%	3/30/2016		14,606,250		14,015,518		14,241,094	6.21%

AMPORTS, Inc.(5)	Automotive	Senior Secured Unitranche - Term Loan- Floating LIBOR + 5.00% (1.00% floor)	6.00%	5/19/2020		19,100,000		19,100,000		19,100,000	8.33%

CF Entertainment Inc.	Media: Diversified & Production	Senior Secured Term Loan - First Lien - Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/26/2019		14,887,500		14,753,699		14,738,625	6.43%

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	Senior Secured Term Loan - First Lien - Floating LIBOR + 8.75% (1.00% floor)	9.75%	10/31/2019		11,970,000		11,745,974		11,730,600	5.12%

Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(5)	Services: Business	Senior Secured Unitranche - Term Loan - Floating LIBOR + 5.90% (1.00% floor)	6.90%	12/23/2019		15,200,000		14,982,508		14,972,000	6.53%

FC Operating, LLC(6)(7)	Retail	Senior Secured Term Loan - First Lien - Floating LIBOR + 10.75% (1.25% floor)	12.00%	11/14/2017		11,250,000		9,477,181		2,250,000	0.98%

Forbes Media, LLC(5)	Media: Advertising, Printing, & Publishing	Senior Secured Unitranche - Term Loan - Floating LIBOR + 6.75% (1.00% floor)	7.75%	9/12/2019		15,000,000		14,863,946		14,850,000	6.48%

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

MARCH 31, 2015

Company (1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity		Par/Unit/ Partnership Interest Amount		Amortized Cost (3)		Fair Value	% of Net Assets

Senior Secured Loans - (continued) 114.85%

Homeland HealthCare, Inc.(8)	Healthcare & Pharmaceuticals	Senior Secured Term Loan - First Lien - Fixed 15.00% PIK	15.00%	8/28/2016		12,738,452		9,452,203		9,426,454	4.11%

Infinity Sales Group, LLC	Services: Business	Senior Secured Term Loan - First Lien - Floating LIBOR + 10.50% (1.00% floor)	11.50%	11/21/2018		9,950,167		9,504,211		9,303,406	4.06%

Ipsen International GmbH	Capital Equipment	Senior Secured Unitranche Term Loan - Floating LIBOR + 8.00% (1.00% floor)	9.00%	9/30/2019		1,904,762		1,886,160		1,885,714	0.82%

Ipsen, Inc.	Capital Equipment	Senior Secured Unitranche Term Loan - Floating LIBOR + 7.00% (1.00% floor)	8.00%	9/30/2019		8,095,238		8,016,115		8,014,286	3.49%

Mississippi Sand, LLC	Metals & Mining	Senior Secured Term Loan - Second Lien - Floating LIBOR + 10.00% (1.00% floor)	11.00%	11/21/2019		14,250,000		13,936,281		13,917,505	6.07%

New Standard Energy Texas LLC(9)	Energy: Oil & Gas	Senior Secured Term Loan - First Lien - Fixed 13.00%	13.00%	11/28/2016		6,903,718		6,143,366		6,213,346	2.71%

North Technology Group, LLC / North Sails Europe B.V.(5)	Consumer Goods: Non-Durable	Senior Secured Unitranche - Term Loan - Floating LIBOR + 6.50% (1.25% floor)	7.75%	3/5/2019	$	20,000,000	$	20,000,000	$	20,000,000	8.72%

Nursery Supplies, Inc. / Sidco Associates, LLC / Summit Plastic Company and Janorpot, LLC(5)	Chemicals, Plastics, & Rubber	Senior Secured Unitranche - Term Loan - Floating LIBOR +7.50% (1.00% floor)	8.50%	6/13/2018		15,269,906		15,256,429		15,256,429	6.65%

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC	Energy: Oil & Gas	Senior Secured Term Loan - First Lien - Floating LIBOR + 8.00% (1.00% floor and 3.00% PIK)	12.00%	7/31/2017		15,306,453		15,055,496		14,617,663	6.37%

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

MARCH 31, 2015

Company (1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity	Par/Unit/ Partnership Interest Amount		Amortized Cost (3)		Fair Value	% of Net Assets

Senior Secured Loans - (continued) 114.85%

SCE Partners, LLC	Hotel, Gaming & Leisure	Senior Secured Term Loan - First Lien - Floating LIBOR + 7.25% (1.00% floor)	8.25%	8/14/2019	10,945,000		10,846,030		10,835,550	4.73%

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	Senior Secured Term Loan - Fixed 12.00% and 4.00% PIK	16.00%	7/17/2019	7,432,751		7,300,360		7,284,096	3.18%

Speed Commerce Inc.(5)	High Tech Industries	Senior Secured Unitranche - Term Loan - Floating LIBOR + 7.50 (1.00% floor)	8.50%	11/21/2019	11,000,000		10,896,795		10,890,000	4.75%

Spinal USA, Inc.	Healthcare & Pharmaceuticals	Senior Secured Term Loan A - First Lien - Floating LIBOR + 9.50 (1.00% floor)	10.50%	1/21/2020	12,468,750		12,468,750		12,468,750	5.44%

Worley Claims Services, LLC	Services: Business	Senior Secured Term Loan - First Lien - Floating LIBOR + 8.00% (1.00% floor)	9.00%	10/31/2020	13,466,250		13,339,152		13,331,588	5.81%

Total Senior Secured Loans						$	271,076,861	$	263,338,981	114.85%

Partnership Interest - 0.45%

NSG Co-Invest (Bermuda) LP(7)	Consumer Goods: Non-Durable	Partnership Interest			1,523	$	1,053,380	$	1,025,451	0.45%

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

MARCH 31, 2015

Company (1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity	Par/Unit/ Partnership Interest Amount		Amortized Cost (3)		Fair Value	% of Net Assets

Royalty Interest - 0.06%

New Standard Energy Texas LLC	Energy: Oil & Gas	Royalty Interest				$	846,646	$	150,026	0.06%

Other - 0.00%

Endeavour International Corporation(9)	Energy: Oil & Gas	Warrants Expiring on 4/30/18			400,000	$	—	$	—	0.00%

Total Investments						$	272,976,887	$	264,514,458	115.36%

(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of March 31, 2015, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates”. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Current interest rate in effect as of March 31, 2015.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of December 31, 2014, approximates their amortized cost.
(4)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act.
(5)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(6)	FC Operating, LLC filed for bankruptcy protection on February 12, 2015.
(7)	Non-income producing.
(8)	The senior secured loan for Homeland HealthCare, Inc. was amended on June 27, 2014 to include, among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 15% through March 31, 2015.
(9)	New Standard Energy Texas LLC has an uncommitted incremental capacity as of March 31, 2015, which is excluded from the presentation (see Note 12).

PIK -    Payment In-Kind

See accompanying unaudited notes to financial statements.

CREDIT SUISSE CORPORATE CREDIT SOLUTIONS, LLC

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

Company(1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity	Par / Unit / Partnership Interest Amount	Amortized Cost (3)	Fair Value	% of Net Assets

Senior Secured Loans - 109.51%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC	Aerospace & Defense	Senior Secured Unitranche – Term Loan A – Floating LIBOR + 8.50% (1.00% floor)	9.50%	7/17/2019	$18,250,000	$17,990,688	$17,976,250	7.95%

		Senior Secured Unitranche – Term Loan B – Floating LIBOR + 2.50% (1.00% floor)	3.50%	7/17/2019	122,813	121,088	120,970	0.05%

Affirmative Insurance Holdings, Inc. (7)	Banking, Finance, Insurance & Real Estate	Senior Secured Term Loan – First Lien – Floating LIBOR + 9.25% (1.25% floor)	10.50%	3/30/2016	14,250,000	13,961,412	13,893,750	6.14%

AMPORTS, Inc. (4)	Automotive	Senior Secured Unitranche – Term Loan – Floating LIBOR + 5.00% (1.00% floor)	6.00%	5/19/2020	19,052,250	19,052,250	19,052,250	8.42%

CF Entertainment Inc.	Media: Diversified & Production	Senior Secured Term Loan – First Lien – Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/26/2019	14,925,000	14,784,414	14,775,750	6.53%

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.75% (1.00% floor)	9.75%	10/31/2019	12,000,000	11,766,334	11,760,000	5.20%

Evanta Ventures, Inc./ Sports Leadership Institute, Inc. (4)	Services: Business	Senior Secured Unitranche – Term Loan – Floating LIBOR + 5.90% (1.00% floor)	6.90%	12/22/2019	15,200,000	14,973,002	14,972,000	6.62%

FC Operating, LLC	Retail	Senior Secured Term Loan – First Lien – Floating LIBOR + 10.75% (1.25% floor)	12.00%	11/14/2017	11,250,000	9,791,071	9,112,500	4.03%

Forbes Media, LLC (4)	Media: Advertising, Printing & Publishing	Senior Secured Unitranche – Term Loan – Floating LIBOR + 6.75% (1.00% floor)	7.75%	9/12/2019	15,000,000	14,857,724	14,850,000	6.57%

Homeland HealthCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured Term Loan – (6) First Lien – Fixed 15.00% PIK	15.00%(6)	8/28/2016	12,278,026	9,452,203	9,454,080	4.18%

Infinity Sales Group, LLC	Services: Business	Senior Secured Term Loan – First Lien – Floating LIBOR +10.50% (1.00% floor)	11.50%	11/21/2018	10,000,000	9,528,941	9,350,000	4.13%

Mississippi Sand, LLC	Metals & Mining	Senior Secured Term Loan – Second Lien – Floating LIBOR +10.00% (1.00% floor)	11.00%	11/21/2019	14,625,000	14,290,466	14,284,238	6.33%

New Standard Energy Texas LLC	Energy: Oil & Gas	Senior Secured Term Loan – First Lien – Fixed 13.00%	13.00%	11/28/2016	6,106,218	5,351,467	5,404,003	2.39%

CREDIT SUISSE CORPORATE CREDIT SOLUTIONS, LLC

SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2014

Company(1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity	Par / Unit / Partnership Interest Amount	Amortized Cost (3)	Fair Value	% of Net Assets

North Technology Group, LLC / North Sails Europe B.V. (4)	Consumer Goods: Non-Durable	Senior Secured Unitranche – Term Loan – Floating LIBOR + 6.50% (1.25% floor)	7.75%	3/5/2019	20,000,000	20,000,000	20,000,000	8.84%

Nursery Supplies, Inc./ Sidco Associates, LLC/ Summit Plastic Company and Janorpot, LLC (4)	Chemicals, Plastics, & Rubber	Senior Secured Unitranche – Term Loan – Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/13/2018	15,475,548	15,475,548	15,475,548	6.84%

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC	Energy: Oil & Gas	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.00% (1.00% floor) and 3.00% PIK	12.00%	7/31/2017	15,192,227	14,919,380	14,736,460	6.53%

SCE Partners, LLC	Hotel, Gaming & Leisure	Senior Secured Term Loan – First Lien – Floating LIBOR + 7.25% (1.00% floor)	8.25%	8/14/2019	10,972,500	10,868,800	10,862,775	4.80%

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	Senior Secured Term Loan – Fixed 12.00% and 4.00% PIK	16.00%	7/17/2019	7,451,736	7,312,155	7,302,701	3.23%

Speed Commerce Inc. (4)	High Tech Industries	Senior Secured Unitranche – Term Loan – Floating LIBOR + 7.50% (1.00% floor)	8.50%	11/21/2019	11,000,000	10,892,456	10,890,000	4.82%

Worley Claims Services, LLC	Services: Business	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.00% (1.00% floor)	9.00%	10/31/2020	13,500,000	13,368,421	13,365,000	5.91%

Total Senior Secured Loans						$248,757,820	$247,638,275	109.51%

Partnership Interest - 0.44%

NSG Co-Invest (Bermuda) LP	Consumer Goods: Non-Durable	Partnership Interest (5)			1,441	$998,300	$998,300	0.44%

Royalty Interest - 0.20%

New Standard Energy Texas LLC	Energy: Oil & Gas	Royalty Interest				$846,645	$465,000	0.20%

Other - 0.00%

Endeavour International Corporation	Energy: Oil & Gas	Warrants Expiring on 4/30/18 (5)			400,000	$-	$-	0.00%

Total						$250,602,765	$249,101,575	110.15%

CREDIT SUISSE CORPORATE CREDIT SOLUTIONS, LLC

SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2014

(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	All of the Company’s investments are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2014, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates”. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Current interest rate in effect as of December 31, 2014.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(5)	Non-income producing.
(6)	The senior secured loan for Homeland HealthCare, Inc. was amended on June 27, 2014 to include, among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 15% through December 31, 2014.
(7)	The investment is not a qualifying asset under Section 55(a) of the 1940 Act.

PIK - Payment In-Kind

See accompanying notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements

March 31, 2015 (Unaudited)

1.	Organization

Credit Suisse Park View BDC, Inc. (the “Company”) was initially organized as Credit Suisse Corporate Credit Solutions, LLC, a single member Delaware limited liability company, on August 5, 2014 and commenced operations on September 5, 2014 with Credit Suisse Alternative Capital, LLC (“CSAC”), an indirect, wholly owned subsidiary of Credit Suisse Group AG (“Credit Suisse”) as its sole member. On January 30, 2015, the Company converted to a Maryland corporation and changed its name to Credit Suisse Park View BDC, Inc. (the “Conversion”). On February 2, 2015, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

In connection with the Conversion, all common units were converted to common shares at a ratio of 1.0 common share to 1.0 unit. Accordingly, earnings and other per unit data in the accompanying financial statements and related notes give retroactive effect to the Conversion.

The Company was formed primarily to lend to and selectively invest in middle market companies in the United States. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation through debt and equity investments. The Company invests in secured debt, unsecured debt, and to a lesser extent, equity securities of middle-market U.S. companies.

Credit Suisse Asset Management, LLC (“CSAM”), an indirect, wholly owned subsidiary of Credit Suisse, is the investment advisor (“Adviser”) of the Company. CSAM is a registered investment adviser under the Investment Advisers Act of 1940.

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private operating companies, operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized and with their principal of business in the United States.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are expressed in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are not required for interim reporting and are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the period included herein. These financial statements should be read in conjunction with the Company’s financial statements and notes as of December 31, 2014, and for the period August 5, 2014 (date of inception) through December 31, 2014, included on Form N-2 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

Investment Transactions

The Company records investment transactions purchased on a secondary basis on the trade date. Loan originations are recorded on the date of the binding commitments, which is generally the funding date. Investments purchased on a when-issued or delayed delivery basis may settle a month or more from the trade date. Such investments are subject to market fluctuations during this period.

Fiscal Year End

The Company’s fiscal year ends on December 31.

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion and amortization of discounts and premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the amortization of discounts and premiums, if any.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

Other Income

From time to time, the Company may receive fees for services provided to portfolio companies by the Adviser. These fees are generally only available to the Company as a result of closing investments, are normally paid at the closing of the investments, are generally non-recurring and are recognized as revenue when earned upon closing of the investment. The services that the Adviser provides vary by investment, but generally include syndication, structuring or diligence fees, and fees for providing managerial assistance to our portfolio companies.

In certain instances where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the life of the investment using the effective interest method.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

Dividend income, if any, is recognized on an accrual basis to the extent the Company expects to collect such amount.

Investments

The Company carries its investments at fair value. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value by the investment committee of the Adviser and approved by the Board of Directors.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See Note 4 “Fair Value Measurements.”

The Company expects it will generally invest in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

•

The Company’s valuation process will begin with each portfolio company or investment being valued preliminarily by the Adviser with such valuation taking into account the financial performance of the portfolio company, feedback from management on the portfolio company’s operations, general market conditions and other factors. This preliminary valuation conclusion will then be submitted on a quarterly basis to an independent valuation firm engaged by the Board of Directors to provide an opinion on a final range of values for each portfolio company or investment;

•	once preliminary valuations have been reviewed and vetted, they will be submitted to the Adviser’s valuation committee for discussion and final documentation;

•	the valuation committee will review these valuations, and, if applicable, will respond and supplement the preliminary valuation to reflect any of their comments; and

•	the Adviser will present the valuation committee’s recommendations to the Board of Directors for its review and approval.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period earnings.

In the normal course of business, the Company has commitments and risks resulting from its investment transactions, which may include those involving derivative instruments. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. While the notional amount gives some indication of the Company’s volume of derivative trading activity, it generally is not exchanged, but is only used as the basis on which interest and other payments are exchanged. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management policies. The number of warrants as listed on the Schedule of Investments is an indication of the average open contracts held through the period.

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g. money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash and cash equivalents with a highly-rated banking institution and at times, cash deposits may exceed the insured limits under applicable laws.

Deferred Financing Costs

Financing costs for the Credit Agreement (as defined in Note 8) are capitalized and amortized over the life of the related debt instrument using the straight-line method.

Income Taxes

The Company filed an election with the SEC to be regulated as a BDC under the 1940 Act on February 2, 2015. The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company.

Prior to January 30, 2015, the Company was a disregarded entity for Federal income tax purposes. Accordingly, no provision for federal, state or local income taxes has been provided. The non-managing member of the Company is liable for income taxes, if any, on its share of the Company’s taxable income.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

The Adviser evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The Adviser’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof.

3.	Investments

Investments consisted of the following:

	March 31, 2015 (Unaudited)		December 31, 2014

Investment Type	Cost	Fair Value	Cost	Fair Value

Senior Secured Loans	$ 271,076,861	$ 263,338,981	$ 248,757,820	$ 247,638,275
Partnership Interest	1,053,380	1,025,451	998,300	998,300
Royalty Interest	846,646	150,026	846,645	465,000
Other	-	-	-	-

Total Investments	$ 272,976,887	$ 264,514,458	$250,602,765	$249,101,575

The industry composition of the portfolio at fair value was as follows:

Industry	March 31, 2015 (Unaudited)	December 31, 2014

Aerospace & Defense	6.81%	7.26%
Automotive	7.22	7.65
Banking, Finance, Insurance, & Real Estate	5.38	5.58
Capital Equipment	3.74	-
Chemicals, Plastics, & Rubber	5.77	6.21
Construction & Building	4.44	4.72
Consumer Goods: Non-Durable	7.95	8.43
Energy: Oil & Gas	7.93	8.28
Healthcare & Pharmaceuticals	11.03	6.73
High Tech Industries	4.12	4.37
Hotel, Gaming, & Leisure	4.10	4.36
Media: Advertising, Printing, & Publishing	5.61	5.96
Media: Diversified & Production	5.57	5.93
Metals & Mining	5.26	5.73
Retail	0.85	3.66
Services: Business	14.22	15.13

Total	100.0%	100.0%

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

4.	Fair Value Measurements

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparable, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparable and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

The Company follows Accounting Standards Codification 820 (“ASC 820”) for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2—Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

•

Level 3—Valuations based on significant inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon Management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the Board of Directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2015 and December 31, 2014:

Fair Value Hierarchy at March 31, 2015 (Unaudited)

Investment Type	Level 1	Level 2	Level 3	Total

Senior Secured Loans	$-	$-	$263,338,981	$263,338,981
Partnership Interest	-	-	1,025,451	1,025,451
Royalty Interest	-	-	150,026	150,026
Other	-	-	-	-

Total	$-	$-	$264,514,458	$264,514,458

Fair Value Hierarchy at December 31, 2014

Instrument Type	Level 1	Level 2	Level 3	Total

Senior Secured Loans	$-	$-	$247,638,275	$247,638,275

Partnership Interest	-	-	998,300	998,300

Royalty Interest	-	-	465,000	465,000

Other	-	-	-	-

Total	$-	$-	$249,101,575	$249,101,575

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value as of and for the three months ended March 31, 2015:

	Senior Secured Loans	Partnership Interest	Royalty Interest	Total

Balance as of December 31, 2014	$247,638,275	$998,300	$465,000	$249,101,575
Purchase of investments, net	23,151,523	55,080		23,206,603
Proceeds from investments, net	(1,296,636)	-	-	(1,296,636)
Interest-income paid-in-kind investments	188,992	-	-	188,992
Amortization of premium/accretion of discount on investments, net	275,163	-	-	275,163
Net change in unrealized appreciation (depreciation) on investments	(6,618,336)	(27,929)	(314,974)	(6,961,239)

Balance as of March 31, 2015	$263,338,981	$1,025,451	$150,026	$264,514,458

Net change in unrealized depreciation from level 3 investments still held as of March 31, 2015	$(6,618,336)	$(27,929)	$(314,974)	$(6,961,239)

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determination of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the company, and the rights and remedies of our investment within each portfolio company.

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 investments primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values and earnings before income taxes, depreciation and amortization (“EBITDA”) multiplies of similar companies and comparable market transactions for equity services.

For the three months ended March 31, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3. The Company recognizes transfers between levels at the beginning of the period.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

The table below presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of Level 3 investment. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one Level 3 investment:

The following table shows the composition of the Company’s portfolio by unobservable inputs used to value the Company’s Level 3 investments and liabilities at March 31, 2015 and December 31, 2014.

Level 3 Unobservable inputs at March 31, 2015 (Unaudited)

Investment Type	Fair Value at March 31, 2015	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

Senior Secured Loans	$263,338,981	Income Approach	Market Yield	3.60% - 22.61% (12.73%)	Decrease
Partnership Interest	1,025,451	Market Approach	LTM EBITDA	N/A	N/A
Royalty Interest	150,026	Income Approach	Market Yield	17.20%	Decrease
Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$264,514,458

Level 3 Unobservable inputs at December 31, 2014

Investment Type	Fair Value at December 31, 2014	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

Senior Secured Loans	$247,638,275	Income Approach	Market Yield	9.10% - 34.68% (13.92%)	Decrease
Partnership Interest	998,300	Market Approach	LTM EBITDA	N/A	N/A
Royalty Interest	465,000	Income Approach	Market Yield	18.00%	Decrease
Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$249,101,575

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such investments.

Other Financial Instruments

Revolving Credit Facility: The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the ASC 820 fair value hierarchy as of March 31, 2015 and December 31, 2014, respectively, approximates its carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities: The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1, while the Company’s other assets and liabilities, other than investments at fair value and debt, are classified as Level 2.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

5.	Agreements and Related Party Transactions

Management Fee

On September 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The Advisory Agreement was subsequently amended on December 2, 2014.

For the period September 5, 2014 and until December 31, 2015, the Management Fee is payable monthly in arrears at an annual rate of 1.75% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchase with borrowed amounts) at the end of each of the two most recently completed calendar months. Thereafter, the Management Fee is payable quarterly in arrears, at an annual rate of 1.75% of an amount equal to the average of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. However, until such time, if any, as the Company’s shares are listed on a national securities exchange (the “Listing”), the Adviser will waive its right to receive 0.25% of the Management Fee. The Adviser will not have the right to recover any amounts waived. Such fee waiver shall terminate if and when a Listing occurs. After the Listing of the Company’s common stock, the Management Fee will be payable quarterly in arrears at an annual rate of 1.75% of the Company’s average gross assets (including cash and cash equivalents and assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the three months ended March 31, 2015, the Company incurred Management Fees of $998,041 net of a $166,340 Management Fee waiver. As of March 31, 2015 and December 31, 2014, respectively, $341,530 and $308,684, were payable to the Adviser.

Incentive Fees

The Incentive Fee (“Incentive Fee”) is calculated pursuant to the Advisory Agreement and consists of two parts, as follows:

Income-Based Component: Commencing with the quarter ended September 30, 2014, the Company pays the Adviser a quarterly Incentive Fee by reference to the Company’s aggregate pre-Incentive Fee net investment income, as adjusted, from the immediately preceding calendar quarter. The aggregate pre-Incentive Fee net investment income at the immediately preceding calendar quarter (the “Ordinary Income”), expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “performance threshold” of 1.75% per quarter (7% annualized). Pre-Incentive Fee net investment income is net of all Company fees and expenses, including the Management Fee but excluding any Incentive Fee paid.

The Company pays the Adviser an Incentive Fee with respect to the Company’s Ordinary Income in each calendar quarter as follows:

a.	no Incentive Fee in any calendar quarter in which the Company’s Ordinary Income does not exceed the performance threshold rate;
b.

100% of the Company’s Ordinary Income with respect to that portion of such Ordinary Income, if any, that exceeds the performance threshold rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

c.	20% of the amount of the Company’s Ordinary Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

These calculations are appropriately pro-rated for any period of less than three months and appropriately adjusted for any share issuances or repurchases during the current quarter.

Capital Gains-Based Component: At the end of each calendar year (or upon termination of the Advisory Agreement, as applicable) the Company will pay the Adviser, in arrears, an Incentive Fee equal to 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, if any, in each case from the beginning of the Annual Period until the end of such Annual Period. Unrealized capital gains are excluded from this calculation. Each period beginning on January 1 of each calendar year and ending on December 31 of the calendar year or, in the case of the Company’s first and last year, the appropriate portion thereof is referred to as an “Annual Period”. The capital gains-based Incentive Fee commenced with the 2014 Annual Period.

Officers and Directors

Certain officers and a director of the Company are also officers and a director of Credit Suisse or its affiliates. These officers and director are paid no fees by the Company for serving as an officer or director of the Company.

For the 3 months ended March 31, 2015, the independent directors of the Company received $2,000 in compensation.

Administration and Custodian Agreement

The Company has entered into a co-administration agreement with each of the Adviser and State Street Bank and Trust Company (the “Administrator”) under which the Adviser and/or the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the net asset value and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian. For the three months ended March 31, 2015, the Company incurred expenses for services provided by the Administrator of $110,195. As of December 31, 2014 and March 31, 2015, $33,343 and $143,538 remained payable, respectively, and is included within accrued expenses and other liabilities on the statement of assets and liabilities.

Transfer Agent Fees

Effective with the Conversion, American Stock Transfer & Trust Company, LLC became the Company’s transfer agent, distribution paying agent and registrar.

As of December 31, 2014 and March 31, 2015, Credit Suisse Alternative Capital, LLC, an affiliate of Credit Suisse owned 100% and 97.3% of the Company, respectively.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

6.	Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings Per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015.

		Three months ended March 31, 2015 (Unaudited)

Numerator for basic and diluted earnings per share – decrease in net assets resulting from operations		$(2,986,488)
Denominator for basic and diluted earnings per share - weighted average shares outstanding		22,324,078
Basic and diluted earnings per share	$	$ (0.13)

Diluted earnings per share equals basic earnings per share because there was no common stock equivalents outstanding during the periods presented.

7.	Organization Costs and Offering Costs

Organization costs are expensed as incurred by the Company.

The Adviser will bear all operating and overhead expenses incurred in connection with the management of the Company with regard to the salaries and wages of the Adviser’s officers and employees attributable to the Company.

Offering costs are borne by the Company and charged as an expense over a 12 month period up to a maximum amount of $1.5 million upon receipt of a formal commitment of external capital. Any offering costs in excess of $1.5 million will be borne by Credit Suisse. On March 31, 2015, the Company received formal commitment of external capital of $6.1 million.

As of December 31, 2014, there was no formal commitment of external capital and, as such, no offering costs had been recorded by the Company. As of December 31, 2014 the Company has paid and set up a due from Adviser in the amount of $315,725 for reimbursement of offering costs.

8.	Revolving Credit Facility

The Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) on October 31, 2014 with Capital One, N.A., as administrator and various lenders under which the Company can borrow an aggregate principal amount of $75 million (the “Facility Amount”) for the financing of investments. Interest is charged at the 3 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.00%

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

(average 2.97%) The Company shall pay to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.75% of the commitment provided by the lender. The Credit Agreement is set to mature five years from the closing date of the facility. As of March 31, 2015 and December 31, 2014, the Company had outstanding borrowings of $63,000,000 and $30,000,000, respectively. For the period from January 1, 2015 to March 31, 2015, the Company borrowed an average of $40,766,667 at a weighted average interest rate of 2.97%. Costs of $1,250,000 were incurred in connection with obtaining and amending the Credit Facility, which have been recorded as deferred financing costs on the Statement of Assets and Liabilities and are being amortized over the life of the Credit Facility.

The following table shows the expenses incurred by the Company related to the revolving credit facility for the three months ended March 31, 2015 (Unaudited):

Credit facility expenses	$119,926
Interest expense	302,901
Amortization on borrowings	63,362
Line of credit administrative fees	25,000
Unused line of credit fees	72,198

Total Interest and Credit Facility Fees	$583,387

On January 14, 2015, pursuant to the terms of the Credit Agreement the Company increased the Facility Amount to $125 million. On April 2, 2015, the Company further increased its Facility Amount to $200 million.

The Credit Agreement includes customary events of default, as well as customary covenants, including restrictions on certain distributions and financial covenants requiring:

i.	Asset coverage ratio of no less than 2 to 1 on the last day of any fiscal quarter;
ii.	Interest Coverage Ratio to be less than 1.5 to 1.0 as of the last day of any fiscal quarter;
iii.	Leverage Ratio shall not to exceed 1.0 to 1.0 as of the last day of any fiscal quarter;
iv.

Total assets under management of no less than the sum of (i) 75% of the assets under management by the Borrower (by principal balance) as of the Effective Date and (ii) 75% of any equity raised by the Borrower after the Effective Date (other than proceeds of any distribution reinvestment plan used to redeem or repurchase Equity Interests of the Borrower); and

v.	The Net Worth shall be no less than the greater of (i) $150,000,000 or (ii) 75% of its initial capitalization on the Effective Date.

The Revolving Credit Facility is secured by a first-priority security interest in all of the assets of the Company. Proceeds from borrowing may be used for general corporate purposes, including funding of Portfolio Investments.

Capitalized terms used but not defined herein shall have the meaning assigned to them in the Credit Agreement.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

9.	Distributions

The Company intends to pay quarterly distributions to its stockholders from assets available for distribution. Quarterly distributions, if any, will be determined by the Company’s Board of Directors and are to be recorded on the ex-date. All distributions will be subject to available funds, and no assurance can be given that the Company will be able to declare such distributions in future periods. As of March 31, 2015, no distributions have been declared.

10.	Other Risks

The Company’s investing activities expose it to various types of risk that are associated with the financial instruments and markets in which it invests. The significant types of financial risks to which the Company is exposed are market risk and credit risk.

A. Market Risk—Market risk encompasses the potential for both losses and gains and includes interest rate risk and price risk. The Company’s market risk management strategy is driven by the Company’s investment objective.

i. Interest Rate Risk—The Company invests in fixed income securities. Any change to the interest rates relevant for particular securities may result in the Adviser being unable to secure similar returns on the expiration of contracts or the sale of securities. In addition, changes to prevailing rates or changes in expectations of future rates may result in an increase or decrease in the value of the securities held. In general, if interest rates rise, the value of the debt securities will decline. A decline in interest rates will in general have the opposite effect.

ii. Price Risk—Price risk is the risk that the value of the instrument will fluctuate as a result of changes in market prices, whether caused by factors specific to an individual investment, or its issuer, or by any factor affecting financial instruments traded in the market. As the Company’s financial instruments are carried at fair value with fair value changes recognized in the Statement of Operations, all changes in market conditions will directly affect net assets.

B. Credit Risk—Credit risk is the risk that a counterparty to or an issuer of a financial instrument will cause a financial loss to the other party by failing to discharge an obligation.

Debt securities are subject to the risk of the issuer’s or a guarantor’s inability to meet principal and interest payments on its obligations and are subject to price volatility due to factors such as interest rate sensitivity, market perception of the creditworthiness of the issuer, and general market liquidity. The Company may invest in non-investment grade and unrated securities. Non-investment grade debt securities have historically experienced greater default rates than investment grade securities.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

11.	Financial Highlights

The following is the financial highlights for a share of Common Stock outstanding during the three months ended March 31, 2015

For the three months ended March 31, 2015 (Unaudited)

Per Share Data:(1)
Net asset value, beginning of period	$10.23
Net investment income (loss)	0.18
Net unrealized gains (losses)	(0.32)

Net increase (decrease) in net assets resulting from operations	(0.14)

Net asset value, end of period	$10.09

Shares outstanding, end of period	22,722,999
Total return(2)(5)	(1.37%)

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$229,296
Average debt per unit	$1.79
Ratio of total expenses to average net assets(3)	4.1%
Ratio of net expenses to average net assets(3)	3.8%
Ratio of net investment income to average net assets before waiver (3)	7.9%
Ratio of net investment income to average net assets after waiver(3)	8.2%
Ratio of interest expenses to average net assets(3)	1.0%
Ratio of incentive fees to average net assets	0.31%
Portfolio turnover(5)	0.6%
Credit Facility Payable	$63,000
Asset coverage ratio(4)	4.64

(1)	The per share data derived by using the weighted average shares outstanding during the applicable period.
(2)

The total return is calculated by taking the increase or decrease in net asset value per share, adding distributions per share declared during the period, assuming distributions reinvestment prices based on the net asset value per share on ex-date, and dividing by the beginning net asset value per share.

(3)	Annualized except for Incentive Fees.
(4)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(5)	Not Annualized.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements (continued)

March 31, 2015 (Unaudited)

12.	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Adviser’s experience, the Company expects the risk of loss to be remote. As of March 31, 2015, no accrual has been recorded for these indemnifications in the financial statements.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw, which the Company may provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2015 and December 31, 2014, respectively, the Company had one unfunded uncommitted incremental capacity under loan and financing agreements.

	As of
	March 31, 2015 (Unaudited)	December 31, 2014
New Standard Energy Texas LLC	$800,000	$1,650,000

13.	New Accounting Pronouncements

On April 7, 2015, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) 2015-03, Presentation of Debt Issuance Costs. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently reviewing the requirements and believes the adoption of this ASU will not have a material impact on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements in this quarterly report on Form 10-Q may constitute forward-looking statements because they relate to future events or our future financial conditions. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;
•	our business prospects and the prospects of our portfolio companies;
•	changes in the economy;
•	risk associated with possible disruptions in our operations or the economy generally;
•	the effect of investments that we expect to make;
•	our contractual arrangements and relationships with third parties;
•	actual and potential conflicts of interest with Credit Suisse Asset Management, LLC (the “Adviser”) and its affiliates;
•	the dependence of our future success on the general economy and its effect on the industries in which we invest;
•	the ability of our portfolio companies to achieve their objectives;
•	the use of borrowed money to finance a portion of our investments;
•	the adequacy of our financing sources and working capital;
•	the timing of cash flows, if any, from the operations of our portfolio companies;
•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•	the ability of the Adviser and its affiliates to attract and retain highly talented professionals;
•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and
•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

Credit Suisse Park View BDC, Inc. (the “Company,” “us,” “we” or “our”), a Maryland corporation, is a closed-end, non-diversified investment management company that has elected to be regulated as a BDC under the 1940 Act. Our investment objective is to generate current income, and to a lesser extent, capital appreciation through direct investments in secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. We invest primarily in middle-market U.S. companies, which our Adviser believes are underserved by traditional lenders such as commercial banks and have limited access to public debt markets. The term “middle-market” generally refers to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $5 million and $75 million annually. The term “mezzanine” generally refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

We make investments through both primary originations and open-market secondary purchases. We invest across a number of different industries. Our investments will typically have maturities between three and ten years and generally range in size between $5 and $50 million.

We were formed as Credit Suisse Corporate Credit Solutions, LLC, a Delaware limited liability company, on August 5, 2014, by the Asset Management business of Credit Suisse AG (together with its affiliated entities, “Credit Suisse”). On January 30, 2015, we converted to a Maryland corporation and changed our name to Credit Suisse Park View BDC, Inc. On February 2, 2015, we elected to be regulated as a BDC under the 1940 Act. We intend to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

In order to expedite the ramp up of our investment activities and further our ability to meet our investment objective, on September 5, 2014, Credit Suisse Alternative Capital, LLC, an indirect, wholly owned subsidiary of Credit Suisse, made an approximately $221 million capital contribution to us. We then used the proceeds from the capital contribution to purchase from Credit Suisse Loan Funding LLC, an indirect, wholly owned subsidiary of Credit Suisse, an approximately $206 million portfolio of primarily senior secured loans, originated and structured by the CCS Team (as defined below) over the last two and a half years while operating as part of the Global Credit Products business within the Investment Banking division of Credit Suisse using Credit Suisse’s proprietary capital. The CCS Team is comprised of the investment team of the Corporate Credit Solutions Group within the Credit Investments Group of the Asset Management business (and previously within the Global Credit Products business within the Investment Banking division) of Credit Suisse.

Under the investment advisory agreement that we entered into with Credit Suisse Asset Management, LLC (the “Adviser”), we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the co-administration agreement that we entered into with the Adviser, the Adviser will bear all expenses in connection with the performance of its services under the co-administration agreement. Under the administration agreement that we entered into with State Street Bank and Trust Company, we will pay State Street Bank and Trust Company reasonable compensation, as may be agreed upon from time to time in writing.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To obtain and maintain our RIC status, we will have to meet specified source-of-income and asset diversification requirements. To be eligible for tax treatment under Subchapter M for U.S. federal income tax purposes, we will have to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2015, our investment portfolio of $264.5 million (at fair value) consisted of investments in 21 portfolio companies, as compared to $249.1 million (at fair value) consisting of investments in 19 portfolio companies as of December 31, 2014. As of March 31, 2015, our portfolio was comprised of 99.6% senior secured loans (including 42.2% first lien debt, 52.1% first lien unitranche and/or criss-cross collateral debt, 5.3% second lien debt) and 0.4% equity and other investments at fair value, of which 90.9% of the portfolio was invested in floating-rate debt, 8.7% was invested in fixed-rate debt, and the remainder in equity and other investments. As of December 31, 2014, our portfolio was comprised of 99.4% senior secured loans (including

44.5% first lien debt, 49.2% first lien unitranche and/or criss-cross collateral debt and 5.7% second lien debt) and 0.6% equity and other investments at fair value, of which 90.5% of the portfolio was invested in floating-rate debt, 8.9% was invested in fixed-rate debt, and the remainder in equity and other investments.

We originate and invest primarily in privately-held middle-market companies through secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. The composition of our investment portfolio as of March 31, 2015 and December 31, 2014 was as follows:

	As of March 31, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured – First Lien	$112,156,009	$111,722,422	$111,313,527	$110,904,519
Unitranche and/or Criss-Cross Collateral	144,984,572	137,699,054	123,153,827	122,449,518
Senior Secured – Second Lien	13,936,281	13,917,505	14,290,466	14,284,238
Equity and Other	1,900,025	1,175,477	1,844,945	1,463,300

Total Investments	$272,976,887	$264,514,458	$250,602,765	$249,101,575

At March 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $12.9 million and $12.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.0 million and $20.0 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $13.1 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.0 million and $20.0 million, respectively.

The weighted average yield on all of our current debt investments at March 31, 2015 was approximately 10.6% (10.3% excluding payment in kind (“PIK”) interest). The weighted average yield on all of our current debt investments at December 31, 2014 was approximately 10.7% (10.4% excluding PIK interest). The weighted average yield was computed using the effective interest rates for all of our current debt investments to maturity from March 31, 2015 or December 31, 2014, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity

During the three months ended March 31, 2015, we invested approximately $23.3 million (face value) in three portfolio companies, including two new portfolio companies. Of these two new investments, 100.0% were senior secured first lien unitranche and/or criss-cross collateral debt loans at fair value, of which 100.0% of the new debt investments were floating-rate debt at fair value. During the three months ended March 31, 2015, we received $1.3 million proceeds from investments.

On September 5, 2014, we purchased from Credit Suisse Loan Funding LLC, an indirect, wholly owned subsidiary of Credit Suisse, an approximately $201.7 million portfolio of primarily senior secured loans, originated and structured by the CCS Team over the last two and a half years while operating as part of the Global Credit Products business within the Investment Banking division of Credit Suisse using Credit Suisse’s proprietary capital. Subsequent to September 5, 2014 and through December 31, 2014, we made $82.8 million of investments in five new portfolio companies and two existing portfolio companies and we received $34.2 million in proceeds from investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2015, we had two loans on non-accrual status, which represent approximately 5.1% of the net assets of the Company.

Results of Operations for the Three Months Ended March 31, 2015

Revenues

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we may acquire in our portfolio companies. Our senior debt investments will generally have stated terms of three to ten years, and our subordinated debt investments will generally have stated terms of five to ten years. Our senior and subordinated debt investments typically bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums are capitalized and accreted or amortized as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts.

Investment income for the three months ended March 31, 2015 totaled $6.7 million, including $6.4 million of interest income, attributable to interest on our debt investments.

Expenses

Our primary annual operating expenses are the payment of investment advisory fees and the reimbursement of expenses under our Advisory Agreement and Co-Administration Agreement with the Adviser and our Administration Agreement with State Street Bank and Trust Company. The expenses borne by us include, among other things:

•	all organizational expenses;
•	all offering expenses up to $1.5 million in aggregate;
•	the Management Fee and Incentive Fee;
•	fees and expenses payable under any administration agreement with an administrator;
•	fees and expenses payable by us under any dealer manager or similar agreement between us and any dealer manager, if any;
•	expenses in connection with the purchase, holding, sale, exchange or other disposition of investments, including all transaction costs associated with our purchase of our initial portfolio;
•	expenses in connection with our ongoing operations including legal, administrative, custodial, accounting, tax, audit or other expenses relating to our operations or infrastructure, including valuation and pricing services or experts, acquiring research, the costs of enforcing our rights, and expenses in connection with the preparation of any exemptive relief applications filed with the SEC on our behalf;

•	expenses incurred in connection with the development, negotiation and structuring of prospective investments;
•	other administrative expenses such as (but not limited to) performing risk management, regulatory and legal compliance, fund accounting, investor reporting costs, calculating fund net asset values, and anti-money-laundering, client identification and know-your-customer analyses;
•	custodial, administrator, trustee and other third-party service provider fees and expenses;
•	costs of third-party consultants;
•	costs related to obtaining debt financing, including legal and other fees incurred in connection therewith;
•	insurance premiums and expenses (including for fidelity bond, director and officer liability, errors and omissions, and comprehensive general liability insurance) paid by us and/or our respective officers with regard to losses, claims, damages, liabilities and expenses that would otherwise be indemnification expenses;
•	deal sourcing and due diligence expenses, including diligence on underlying assets (including expenses incurred in connection with third party consultants), monitoring third-party service providers and background checks, and deal-related and investor-related travel expenses;
•	the cost of software (including fees and expenses of third-party software developers) used by us to track, settle and monitor investments and to wire funds to and from us;
•	all expenses associated with meetings and communications with us and our stockholders,
•	reasonable and documented out-of-pocket expenses incurred by the Adviser and the personnel of the Adviser in connection with any road show for the offering of our securities (including for commercial travel, lodging, meals, printing, shipping and mailing);
•	all expenses of any future public or private offerings of common stock and other securities issued by us (including the costs of listing our common stock and any of our other securities on a national securities exchange);
•	costs of our winding up;
•	taxes;
•	extraordinary expenses (such as litigation and indemnification expenses);
•	all costs and expenses incurred in connection with the formation and maintenance of one or more entities or vehicles to hold our assets for tax or other purposes; and
•	other ongoing operational expenses, including those set forth in our organizational documents.

As of March 31, 2015, we have incurred approximately $1.5 million of offering costs. The Adviser is responsible for the payment of our offering expenses in excess of $1.5 million, and we will not reimburse the Adviser for any offering expenses that exceed $1.5 million. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Offering costs are charged as an expense over a 12 month period upon receipt of a formal commitment of external capital. As of March 31, 2015, we have received formal commitment of external capital of $6.1 million.

The base management fee for the three months ended March 31, 2015 was $1.2 million, of which the Adviser waived $0.2 million as provided for in the Advisory Agreement.

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders (the “Credit Facility”). As of March 31, 2015, the Credit Facility provided for borrowings in an aggregate amount of $125.0 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300.0 million, subject to certain conditions. Borrowings under the Credit Facility were $63.0 million and $30.0 million as of March 31, 2015 and December 31, 2014, respectively. Interest is charged at the 1 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.00% (average 2.96%). The Company pays to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.375% times the commitment provided by the lender. For the three months ended March 31, 2015 the effective interest rate under the Credit Facility was approximately 2.97% (approximately 3.68% including commitment fees on the unused portion of the Credit Facility). The Company recorded interest and fee expense of $583,387 for the three months ended March 31, 2015, of which $302,901 was interest expense, $183,288 was amortization of loan fees paid on the Credit Facility, $72,198 was related to commitment fees on the unused portion of the Credit Facility, and $25,000 related to loan administration fees. The Company paid $278,957 in interest expense for the three months ended March 31, 2015. The average borrowings under the Credit Facility for the three months ended March 31, 2015 were $40.8 million.

Net Investment Income

For the three months ended March 31, 2015, net investment income was $4.0 million.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We did not recognize any realized gains or losses on our investments during the three months ended March 31, 2015.

Net Change in Unrealized Appreciation of Investments and Cash Equivalents

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments and cash equivalents totaled $7.0 million for the three months ended March 31, 2015.

Net Increase in Net Assets Resulting from Operations

For the three months ended March 31, 2015, net decrease in net assets resulting from operations totaled $3.0 million, or $0.13 per common share (based on 22,324,078 weighted average common shares outstanding at March 31, 2015).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $18.2 million for the three months ended March 31, 2015, primarily in connection with the purchase of investments. Our financing activities provided cash of $32.5 million primarily from borrowings under the Credit Facility.

Our liquidity and capital resources are derived from the Credit Facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment activities.

Although we expect to fund the growth of our investment portfolio through the net proceeds from future public and private equity offerings and issuances of senior securities or future borrowings to the extent permitted by the 1940 Act, our plans to raise capital may not be successful. In this regard, if our common stock trades at a price below our then-current net asset value per share, we may be limited in our ability to raise equity capital given that we cannot sell our common stock at a price below net asset value per share unless our stockholders approve such a sale and our board of directors makes certain determinations in connection therewith.

In addition, we intend to distribute between 90% and 100% of our taxable income to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the three months ended March 31, 2015 and at March 31, 2015, our asset coverage ratio was 464%.

As of March 31, 2015, we had cash of $21.5 million.

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsors have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsors have an aggregate a financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of the effective date of this prospectus.

Credit Facility

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders. The Credit Facility has a maturity date of October 31, 2019. As of December 31, 2014, the Credit Facility provided for borrowings in an aggregate amount of $75 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300 million, subject to certain conditions. In January 2015, the total commitments under the Credit Facility increased to $125 million. On April 2, 2015, the Company further increased its Credit Facility amount to $200 million. Borrowings under the Credit Facility bear interest at a per annum rate of LIBOR plus 2.75%. We intend to use the borrowings available under the Credit Facility to fund new and follow-on investments. As of March 31, 2015 and December 31, 2014, we had $63.0 million and $30.0 million, respectively, outstanding under the Credit Facility.

Contractual Obligations

The following table reflects contractual obligations arising from the Credit Facility:

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Credit Facility	$63,000,000	—	—	$63,000,000	—
Total debt	$63,000,000	—	—	$63,000,000	—

Commitment and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2015 and December 31, 2014, we had outstanding commitments to fund investments totaling $0.8 million and $1.7 million, respectively.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2015, we had no off-balance sheet arrangements.

Regulated Investment Company Status and Dividends

We intend to elect to be treated as a RIC under Subchapter M of the Code. If we qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

Taxable income generally differs from net income for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized appreciation or depreciation until realized. Dividends declared and paid by us in a year may differ from taxable income for that year as such dividends may include the distribution of current year taxable income or the distribution of prior year taxable income carried forward into and distributed in the current year. Distributions also may include returns of capital.

To qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

We intend to distribute to our stockholders between 90% and 100% of our annual taxable income (which includes our taxable interest and fee income). However, the covenants contained in the Credit Facility may prohibit us from making distributions to our stockholders, and, as a result, could hinder our ability to satisfy the distribution requirement. In addition, we may retain for investment some or all of our net taxable capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) and treat such amounts as deemed distributions to our stockholders. If we do this, our stockholders will be treated as if they received actual distributions of the capital gains we retained and then reinvested the net after-tax proceeds in our common stock. Our stockholders also may be eligible to claim tax credits (or, in certain circumstances, tax refunds) equal to their allocable share of the tax we paid on the capital gains deemed distributed to them. To the extent our taxable earnings for a fiscal taxable year fall below the total amount of our dividends for that fiscal year, a portion of those dividend distributions may be deemed a return of capital to our stockholders.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a business development company under the 1940 Act and due to provisions in Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the financial statements.

Valuation of portfolio investments

We will measure the value of our investments in accordance with fair value accounting guidance promulgated under GAAP, which establishes a hierarchical disclosure framework that prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available actively quoted prices or for which fair value can be measured from actively quoted prices, generally, will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2—Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•

Level 3—Valuations based on significant inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon Management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider factors specific to the investment.

Revenue recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt securities with contractual PIK interest, which represents contractual interest accrued and added to the principal balance, we generally will not accrue PIK interest for accounting purposes if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt securities for accounting purposes if we have reason to doubt our ability to collect such interest. Original issue discounts, market discounts or premiums are accreted or amortized using the effective interest method as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, is recognized on an accrual basis to the extent that we expect to collect such amount. As accrual standards for tax purposes differ, in certain cases income may be recognized for tax purposes but not for accounting purposes.

Net realized gains or losses and net change in unrealized appreciation or depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 90.9% of the loans in our portfolio bore interest at floating rates. All of the floating rate loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our annual net income by less than $250,000 due to current floors in place. A hypothetical decrease in LIBOR would not reduce our net income, again, due to the aforementioned floors in place but could increase our net income as borrowings under our credit facility are not subject to a LIBOR floor. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period since August 5, 2014 (inception) through December 31, 2014 and the three months ended March 31, 2015, we did not engage in hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

Item 1A. Risk Factors

There has been no other material change in the information provided under the heading “Risk Factors” in our prospectus dated March 19, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 30, 2015, the Company converted to a Maryland corporation and changed its name to Credit Suisse Park View BDC, Inc. In connection with the conversion, the limited liability company interests of the Company were converted into 22,114,476 shares of the Company’s common stock, par value $0.01.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant(1)

3.2	Articles of Incorporation of the Registrant(2)

3.3	Form of Bylaws of the Registrant(3)

4.1	Form of Voting Agreement(3)

10.1	Form of Dividend Reinvestment Plan(3)

10.2	Amended and Restated Investment Advisory Agreement(1)

10.3	Form of Dealer Manager Agreement(4)

10.4	Form of Amended and Restated Custodian Agreement(3)

10.5	Form of Master Administration and Accounting Agreement with State Street Bank and Trust Company(3)

10.6	Form of Co-Administration Agreement with Credit Suisse Asset Management, LLC, dated as of September 5, 2014(3)

10.7	Senior Secured Revolving Credit Agreement by and among Credit Suisse Corporate Credit Solutions, LLC, the Lenders thereto and Capital One, N.A., as Administrative Agent, dated as of October 31, 2014(3)

10.8	Guarantee, Pledge and Security Agreement by and among Credit Suisse Corporate Credit Solutions, LLC, to subsidiary Guarantors party thereto and Capital One, N.A., as Revolving Administrative Agent and Collateral Agent, dated as of October 31, 2014(3)

10.9	Form of Indemnification Agreement between Registrant and the independent directors(3)

11.1	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Filed herewith

(1)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-198981) filed on March 30, 2015.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to this Registration Statement on Form N-2 (File No. 333-198981) filed on February 5, 2015.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to this Registration Statement on Form N-2 (File No. 333-198981) filed on January 9, 2015.
(4)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to this Registration Statement on Form N-2 (File No. 333-198981) filed on March 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREDIT SUISSE PARK VIEW BDC, INC.

Dated: May 13, 2015

	By:	_/s/ John G. Popp
Name: John G. Popp
Title: Chief Executive Officer

	By:	_/s/ Bruce S. Rosenberg
Name: Bruce S. Rosenberg
Title: Chief Financial Officer