Form 10-Q
period 2015-06-30
Credit Suisse Park View BDC, Inc.
filed 2015-08-12
CIK 1619239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 12, 2015 was 23,307,287.

CREDIT SUISSE PARK VIEW BDC, INC.

ITEM 1. FINANCIAL STATEMENTS

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	As of
	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Investments, at fair value (amortized cost of $312,645,877 and $250,602,765, respectively)	$311,454,369	$249,101,575
Cash and cash equivalents	27,118,884	7,241,675
Receivable for investments sold	1,757,549	—
Receivable for Fund shares sold	44,000	—
Interest receivable	907,343	1,263,781
Due from Adviser (Note 9)	—	315,725
Deferred financing costs (net of accumulated amortization of $189,224 and $25,000, respectively) (Note 10)	1,748,276	725,000
Deferred offering costs	1,125,000	—
Prepaid expenses and other assets	52,081	108,933

Total assets	$344,207,502	$258,756,689

Liabilities
Revolving credit facility (Note 10)	$107,000,000	$30,000,000
Management fee payable to affiliate (Note 5)	379,006	308,684
Incentive fee payable to affiliate (Note 5)	1,098,066	1,345,194
Interest payable (Note 10)	197,321	34,111
Directors fees payable	30,250	—
Payable for organization and offering expenses	—	567,904
Accrued expenses and other liabilities	586,731	358,443

Total liabilities	$109,291,374	$32,614,336

Commitments and Contingencies (Note 13)

Net Assets
Common stock, par value $0.01 per share (23,275,299 and 22,114,476 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	$232,753	$221,145
Paid-in capital in excess of par value	232,663,522	220,923,614
Accumulated net realized gain (loss)	(7,099,169)	—
Undistributed net investment income	10,310,530	6,498,784
Net unrealized depreciation on investments	(1,191,508)	(1,501,190)

Total net assets	$234,916,128	$226,142,353

Total liabilities and net assets	$344,207,502	$258,756,689

Net asset value per share	$10.09	$10.23

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENT OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Investment Income:
Interest income	$8,047,212	$—	$14,747,106	$—
Other income	45,970	—	68,445	—

Total investment income	8,093,182	—	14,815,551	—

Expenses:
Management fees (Note 5)	1,236,785	—	2,401,166	—
Incentive fees (Note 5)	1,098,551	—	1,807,907	—
Interest and credit facility expenses (Note 10)	689,610	—	1,272,997	—
Professional fees	235,400	—	426,500	—
Offering costs	375,000	—	375,000	—
Directors fees	16,500	—	36,250	—
Other expenses	244,593	—	490,577	—

Total expenses	3,896,439	—	6,810,397	—
Less management fee waived (Note 5)	(176,684)	—	(343,024)	—

Net expenses	3,719,755	—	6,467,373	—

Net investment income	4,373,427	—	8,348,178	—

Net realized gain (loss) from investments	(7,099,169)	—	(7,099,169)	—
Net change in unrealized appreciation (depreciation) from investments	7,270,921	—	309,682	—

Net realized/unrealized gains (losses)	171,752	—	(6,789,487)	—

Net increase in net assets resulting from operations	$4,545,179	$—	$1,558,691	$—

Per share information (basic and diluted):
Earnings per share (basic and diluted):	$0.20	$—	$0.07	$—
Net investment income per share (basic and diluted):	$0.19	$—	$0.37	$—
Weighted average shares outstanding:	23,237,559	—	22,783,342	—
Dividends declared per share	$0.195	$—	$0.195	$—

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENT OF CHANGES IN NET ASSETS (Unaudited)

For the Six Months Ended June 30, 2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$8,348,178
Net realized loss on investments	(7,099,169)
Net change in unrealized appreciation (depreciation) on investments	309,682

Net increase in net assets resulting from operations	1,558,691

Dividends to shareholders from:
Net investment income	(4,536,432)

Total dividends to shareholders	(4,536,432)

Capital transactions:
Issuance of common shares (1,153,636 shares)	11,679,000
Issuance of common shares pursuant to dividend reinvestment plan (7,187 shares)	72,516

Net increase in net assets resulting from capital transactions	11,751,516

Total increase in net assets	8,773,775
Net assets at beginning of period	226,142,353

Net assets at end of period (including undistributed net investment income of $10,310,530)	$234,916,128

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,558,691

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(99,145,725)
Interest-income paid-in-kind investments	(721,713)
Proceeds from investments, net	31,354,605
Net realized (gain) loss on investments	7,099,169
Net change in unrealized (appreciation) depreciation on investments	(309,682)
Amortization of premium/accretion of discount on investments, net	(629,448)
Amortization of deferred financing costs	164,224

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	(1,757,549)
(Increase) decrease in interest receivable	356,438
(Increase) decrease in due from Adviser	315,725
(Increase) decrease in prepaid expenses and other assets	56,852
(Increase) decrease in deferred offering costs	(1,125,000)
Increase (decrease) in management fees payable to affiliate	70,322
Increase (decrease) in incentive fees payable to affiliate	(247,128)
Increase (decrease) in interest payable	163,210
Increase (decrease) in directors fees payable	30,250
Increase (decrease) in payable for organization and offering expenses	(567,904)
Increase (decrease) in accrued expenses and other liabilities	228,288

Net cash provided by (used in) operating activities	(63,106,375)

Cash flows from financing activities
Issuance of common stock	11,635,000
Borrowings on revolving credit facility	112,000,000
Repayments of credit facility	(35,000,000)
Financing costs	(1,187,500)
Dividend paid	(4,463,916)

Net cash provided by (used in) financing activities	82,983,584

Net increase (decrease) in cash	19,877,209

Cash and cash equivalents at beginning of period	7,241,675

Cash and cash equivalents at end of period	$27,118,884

Non-Cash operating activities:
Cash paid during the period for interest	$600,302

Non-Cash financing activities:
Issuance of common shares	$44,000
Issuance of common shares in connection with dividend reinvestment plan	$72,516

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (UNAUDITED)

JUNE 30, 2015

Company (1)(#)	Industry	Type of Investment	Interest Rate (2)	Maturity	Par/Unit/ Partnership Interest Amount	Amortized Cost (3)	Fair Value	% of Net Assets

Senior Secured Loans - 132.08%

AbelConn, LLC /CBT Technology, LLC /SIE Computing Solutions, LLC	Aerospace & Defense	Senior Secured Unitranche - Term Loan A - Floating LIBOR + 8.50% (1.00% floor)	9.50%	7/17/2019	$18,198,438	$17,961,763	$17,925,461	7.63%

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	Senior Secured Term Loan - First Lien - Floating LIBOR + 9.50% (1.00% floor)	10.50%	6/11/2020	10,000,000	9,851,732	9,850,000	4.19%

AMPORTS, Inc.(4)	Automotive	Senior Secured Unitranche - Term Loan - Floating LIBOR + 5.00% (1.00% floor)	6.00%	5/19/2020	19,100,000	19,100,000	19,100,000	8.13%

CF Entertainment Inc.	Media: Diversified & Production	Senior Secured Term Loan - First Lien - Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/26/2019	14,850,000	14,723,095	14,701,500	6.26%

Conisus, LLC	Services: Business	Senior Secured Term Loan - Second Lien - Floating LIBOR + 10.25 (1.00% floor)	11.25%	6/23/2021	11,750,000	11,750,000	11,750,000	5.00%

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	Senior Secured Term Loan - First Lien - Floating LIBOR + 8.75% (1.00% floor)	9.75%	10/31/2019	10,721,207	10,528,876	10,587,192	4.51%

Entrans International, LLC	Transportation: Cargo	Senior Secured Term Loan - First Lien - Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/4/2020	15,000,000	14,850,794	14,850,000	6.32%

Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(4)	Services: Business	Senior Secured Unitranche - Term Loan - Floating LIBOR + 5.90% (1.00% floor)	6.90%	12/23/2019	15,200,000	14,992,191	14,972,000	6.37%

Forbes Media, LLC(4)	Media: Advertising, Printing & Publishing	Senior Secured Unitranche - Term Loan - Floating LIBOR + 6.75% (1.00% floor)	7.75%	9/12/2019	15,000,000	14,770,882	14,750,586	6.28%

Gaming & Entertainment Management - Illinois LLC	Hotel, Gaming & Leisure	Senior Secured Term Loan - First Lien - Floating LIBOR + 9.00% (1.00% floor)	10.00%	11/22/2020	13,125,000	13,125,000	13,125,000	5.59%

Homeland HealthCare, Inc.(5)	Healthcare & Pharmaceuticals	Senior Secured Term Loan - First Lien - Fixed 15.00% PIK	15.00%	8/28/2016	13,221,452	9,452,203	9,426,455	4.01%

Infinity Sales Group, LLC	Services: Business	Senior Secured Term Loan - First Lien - Floating LIBOR + 10.50% (1.00% floor)	11.50%	11/21/2018	9,634,223	9,225,189	9,007,998	3.84%

Ipsen International GmbH	Capital Equipment	Senior Secured Unitranche - Term Loan - Floating LIBOR + 8.00% (1.00% floor)	9.00%	9/30/2019	1,904,762	1,887,004	1,885,714	0.80%

Ipsen, Inc.	Capital Equipment	Senior Secured Unitranche - Term Loan - Floating LIBOR + 7.00% (1.00% floor)	8.00%	9/30/2019	8,095,238	8,019,786	8,014,285	3.41%

Land Holdings I, LLC	Hotel, Gaming & Leisure	Senior Secured Term Loan - First Lien - Fixed 12.00%	12.00%	6/26/2019	10,000,000	10,000,000	10,000,000	4.26%

Lift Brands, Inc.	Services: Consumer	Senior Secured Term Loan - First Lien - Floating LIBOR + 7.50% (1.00% floor)	8.50%	12/23/2019	9,935,484	9,887,350	9,885,806	4.21%

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

JUNE 30, 2015

Company(1)(#)	Industry	Type of Investment	Interest Rate(2)	Maturity	Par/Unit/ Partnership Interest Amount	Amortized Cost(3)	Fair Value	% of Net Assets

Senior Secured Loans - (continued) 132.08%

Mississippi Sand, LLC	Metals & Mining	Senior Secured Term Loan - Second Lien - Floating LIBOR + 10.00% (1.00% floor)	11.00%	11/21/2019	$13,875,000	$13,581,798	$13,424,063	5.72%

New Standard Energy Texas LLC(6)	Energy: Oil & Gas	Senior Secured Term Loan - First Lien - Fixed 13.00%	13.00%	11/28/2016	7,553,718	6,814,000	6,836,865	2.91%

North Technology Group, LLC / North Sails Europe B.V.(4)	Consumer Goods: Non-Durable	Senior Secured Unitranche - Term Loan - Floating LIBOR + 6.50% (1.25% floor)	7.75%	3/5/2019	20,000,000	20,000,000	20,000,000	8.51%

Nursery Supplies, Inc. / Sidco Associates, LLC / Summit Plastic Company and Janorpot, LLC(4)	Chemicals, Plastics & Rubber	Senior Secured Unitranche - Term Loan - Floating LIBOR +7.50% (1.00% floor)	8.50%	6/13/2018	14,835,766	14,823,326	14,823,326	6.31%

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC	Energy: Oil & Gas	Senior Secured Term Loan - First Lien - Floating LIBOR + 8.00% (1.00% floor and 3.00% PIK)	12.00%	7/31/2017	15,422,821	15,194,297	15,037,250	6.40%

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	Senior Secured Term Loan - First Lien - Fixed 12.00% and (4.00% PIK)	16.00%	7/17/2019	7,414,408	7,289,236	7,266,120	3.09%

Speed Commerce Inc.(4)	High Tech Industries	Senior Secured Unitranche - Term Loan - Floating LIBOR + 11.00% (1.00% floor)	12.00%	11/21/2019	11,340,947	11,241,840	11,340,947	4.83%

Spinal USA, Inc.	Healthcare & Pharmaceuticals	Senior Secured Term Loan A - First Lien - Floating LIBOR + 9.50% (1.00% floor)	10.50%	1/21/2020	12,437,500	12,437,500	12,437,500	5.29%

TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	Senior Secured Term Loan - Second Lien - Floating LIBOR + 8.25% (1.00% floor)	9.25%	5/27/2022	6,000,000	5,928,030	5,992,500	2.55%

Worley Claims Services, LLC	Services: Business	Senior Secured Term Loan - First Lien - Floating LIBOR + 8.00% (1.00% floor)	9.00%	10/31/2020	13,432,500	13,309,959	13,298,175	5.66%

Total Senior Secured Loans						$310,745,851	$310,288,743	132.08%

Partnership Interest - 0.45%

NSG Co-Invest (Bermuda) LP(7)	Consumer Goods: Non-Durable	Partnership Interest			1,523	$1,053,380	$1,050,001	0.45%

Royalty Interest - 0.05%

New Standard Energy Texas LLC	Energy: Oil & Gas	Royalty Interest			846,646	$846,646	$115,625	0.05%

Other - 0.00%

Endeavour International Corporation(7)	Energy: Oil & Gas	Warrants Expiring on 4/30/18			400,000	$—	$—	0.00%

Total Investments						$312,645,877	$311,454,369	132.58%

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

JUNE 30, 2015

(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of June 30, 2015, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates.” Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Current interest rate in effect as of June 30, 2015.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of June 30, 2015, approximates their amortized cost.
(4)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(5)	The senior secured loan for Homeland HealthCare, Inc. was amended on June 27, 2014 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 15% through June 30, 2015.
(6)	New Standard Energy Texas LLC has an uncommitted incremental capacity as of June 30, 2015 which is excluded from the presentation (see Note 13).
(7)	Non-income producing.

PIK - Payment In-Kind

See accompanying unaudited notes to financial statements.

CREDIT SUISSE CORPORATE CREDIT SOLUTIONS, LLC

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2014

Company(1)(#)	Industry	Type of Investment	Interest Rate(2)	Maturity	Par / Unit / Partnership Interest Amount	Amortized Cost(3)	Fair Value	% of Net Assets

Senior Secured Loans - 109.51%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC	Aerospace & Defense	Senior Secured Unitranche – Term Loan A – Floating LIBOR + 8.50% (1.00% floor)	9.50%	7/17/2019	$18,250,000	$17,990,688	$17,976,250	7.95%

		Senior Secured Unitranche – Term Loan B – Floating LIBOR + 2.50% (1.00% floor)	3.50%	7/17/2019	122,813	121,088	120,970	0.05%

Affirmative Insurance Holdings, Inc.(7)	Banking, Finance, Insurance & Real Estate	Senior Secured Term Loan – First Lien – Floating LIBOR + 9.25% (1.25% floor)	10.50%	3/30/2016	14,250,000	13,961,412	13,893,750	6.14%

AMPORTS, Inc.(4)	Automotive	Senior Secured Unitranche – Term Loan – Floating LIBOR + 5.00% (1.00% floor)	6.00%	5/19/2020	19,052,250	19,052,250	19,052,250	8.42%

CF Entertainment Inc.	Media: Diversified & Production	Senior Secured Term Loan – First Lien – Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/26/2019	14,925,000	14,784,414	14,775,750	6.53%

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.75% (1.00% floor)	9.75%	10/31/2019	12,000,000	11,766,334	11,760,000	5.20%

Evanta Ventures, Inc. / Sports Leadership Institute, Inc.(4)	Services: Business	Senior Secured Unitranche – Term Loan – Floating LIBOR + 5.90% (1.00% floor)	6.90%	12/22/2019	15,200,000	14,973,002	14,972,000	6.62%

FC Operating, LLC	Retail	Senior Secured Term Loan – First Lien – Floating LIBOR + 10.75% (1.25% floor)	12.00%	11/14/2017	11,250,000	9,791,071	9,112,500	4.03%

Forbes Media, LLC(4)	Media: Advertising, Printing & Publishing	Senior Secured Unitranche – Term Loan – Floating LIBOR + 6.75% (1.00% floor)	7.75%	9/12/2019	15,000,000	14,857,724	14,850,000	6.57%

Homeland HealthCare, Inc.	Healthcare & Pharmaceuticals	Senior Secured Term Loan – (5) First Lien – Fixed 15.00% PIK	15.00%(6)	8/28/2016	12,278,026	9,452,203	9,454,080	4.18%

Infinity Sales Group, LLC	Services: Business	Senior Secured Term Loan – First Lien – Floating LIBOR + 10.50% (1.00% floor)	11.50%	11/21/2018	10,000,000	9,528,941	9,350,000	4.13%

Mississippi Sand, LLC	Metals & Mining	Senior Secured Term Loan – Second Lien – Floating LIBOR + 10.00% (1.00% floor)	11.00%	11/21/2019	14,625,000	14,290,466	14,284,238	6.33%

New Standard Energy Texas LLC	Energy: Oil & Gas	Senior Secured Term Loan – First Lien – Fixed 13.00%	13.00%	11/28/2016	6,106,218	5,351,467	5,404,003	2.39%

North Technology Group, LLC / North Sails Europe B.V.(4)	Consumer Goods: Non-Durable	Senior Secured Unitranche – Term Loan – Floating LIBOR + 6.50% (1.25% floor)	7.75%	3/5/2019	20,000,000	20,000,000	20,000,000	8.84%

Nursery Supplies, Inc. / Sidco Associates, LLC / Summit Plastic Company and Janorpot, LLC(4)	Chemicals, Plastics, & Rubber	Senior Secured Unitranche – Term Loan – Floating LIBOR + 7.50% (1.00% floor)	8.50%	6/13/2018	15,475,548	15,475,548	15,475,548	6.84%

See accompanying notes to financial statements.

CREDIT SUISSE CORPORATE CREDIT SOLUTIONS, LLC

SCHEDULE OF INVESTMENTS (continued)

DECEMBER 31, 2014

Company(1)(#)	Industry	Type of Investment	Interest Rate(2)	Maturity	Par / Unit / Partnership Interest Amount	Amortized Cost(3)	Fair Value	% of Net Assets

Senior Secured Loans - (continued) 109.51%

Petroflow Energy Corporation and TexOak Energy – Project 1C, LLC	Energy: Oil & Gas	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.00% (1.00% floor) and 3.00% PIK	12.00%	7/31/2017	$15,192,227	$14,919,380	$14,736,460	6.53%

SCE Partners, LLC	Hotel, Gaming & Leisure	Senior Secured Term Loan – First Lien – Floating LIBOR + 7.25% (1.00% floor)	8.25%	8/14/2019	10,972,500	10,868,800	10,862,775	4.80%

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	Senior Secured Term Loan – Fixed 12.00% and 4.00% PIK	16.00%	7/17/2019	7,451,736	7,312,155	7,302,701	3.23%

Speed Commerce Inc.(4)	High Tech Industries	Senior Secured Unitranche – Term Loan – Floating LIBOR + 7.50% (1.00% floor)	8.50%	11/21/2019	11,000,000	10,892,456	10,890,000	4.82%

Worley Claims Services, LLC	Services: Business	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.00% (1.00% floor)	9.00%	10/31/2020	13,500,000	13,368,421	13,365,000	5.91%

Total Senior Secured Loans						$248,757,820	$247,638,275	109.51%

Partnership Interest – 0.44%

NSG Co-Invest (Bermuda) LP	Consumer Goods: Non-Durable	Partnership Interest(5)			1,441	$998,300	$998,300	0.44%

Royalty Interest – 0.20%

New Standard Energy Texas LLC	Energy: Oil & Gas	Royalty Interest				$846,645	$465,000	0.20%

Other – 0.00%

Endeavour International Corporation	Energy: Oil & Gas	Warrants Expiring on 4/30/18(5)			400,000	$—	$—	0.00%

Total						$250,602,765	$249,101,575	110.15%

(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(1)	All of the Company’s investments are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2014, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates”. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Current interest rate in effect as of December 31, 2014.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(5)	Non-income producing.
(6)	The senior secured loan for Homeland HealthCare, Inc. was amended on June 27, 2014 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 15% through December 31, 2014.
(7)	The investment is not a qualifying asset under Section 55(a) Investment Company Act of 1940, as amended.

PIK - Payment In-Kind

See accompanying notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements

June 30, 2015 (Unaudited)

1.	Organization

Credit Suisse Park View BDC, Inc. (the “Company”) was initially organized as, Credit Suisse Corporate Credit Solutions, LLC, a single member Delaware limited liability company, on August 5, 2014 and commenced operations on September 5, 2014 with Credit Suisse Alternative Capital, LLC (“CSAC”), an indirect, wholly owned subsidiary of Credit Suisse Group AG (“Credit Suisse”) as its sole member. On January 30, 2015, the Company converted to a Maryland corporation and changed its name to Credit Suisse Park View BDC, Inc. (the “Conversion”). On February 2, 2015, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

In connection with the Conversion, all common units were converted to common shares at a ratio of 1.0 common share to 1.0 unit. Accordingly, earnings and other per unit data in the accompanying financial statements and related notes give retroactive effect to the Conversion.

The Company was formed primarily to lend to and selectively invest in middle market companies in the United States. The Company’s investment objective is to generate current income, and to a lesser extent, capital appreciation through debt and equity investments. The Company invests in secured debt, unsecured debt, and to a lesser extent, equity securities of middle-market U.S. companies.

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

The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are not required for interim reporting and are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the period included herein. These financial statements should be read in conjunction with the Company’s audited financial statements and notes as of December 31, 2014, and for the period August 5, 2014 (date of inception) through December 31, 2014, included on Form N-2 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2015.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are made current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection.

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

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are expected to be reimbursed by third parties, are typically deferred until the transaction is consummated and are recorded in Prepaid expenses and other assets on the date incurred. The cost of successfully completed investments not otherwise reimbursed are borne by the Company and included as a component of the investment’s cost basis. Subsequent to closing, investments are recorded at fair value at each reporting period.

Cash advances received in respect of transaction-related expenses are recorded as cash and cash equivalents with an offset to Other liabilities or Payables to affiliates. Other liabilities or Payables to affiliates are relieved as reimbursable expenses are incurred.

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

Deferred Financing Costs

Financing costs for the Credit Agreement (as defined in Note 10) are capitalized and amortized over the life of the related debt instrument using the straight-line method.

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

3.	Investments

Investments consisted of the following:

	June 30, 2015 (Unaudited)		December 31, 2014
Investment Type	Cost	Fair Value	Cost	Fair Value
Senior Secured Loans	$310,745,851	$310,288,743	$248,757,820	$247,638,275
Partnership Interest	1,053,380	1,050,001	998,300	998,300
Royalty Interest	846,646	115,625	846,645	465,000
Other	—	—	-	-
Total Investments	$312,645,877	$311,454,369	$250,602,765	$249,101,575

The industry composition of the portfolio at fair value was as follows:

Industry	June 30, 2015 (Unaudited)	December 31, 2014
Aerospace & Defense	5.75%	7.26%
Automotive	6.13	7.65
Banking, Finance, Insurance & Real Estate	—	5.58
Capital Equipment	3.18	—
Chemicals, Plastics & Rubber	4.76	6.21
Construction & Building	3.40	4.72
Consumer Goods: Non-Durable	6.76	8.43
Energy: Oil & Gas	7.06	8.28
Healthcare & Pharmaceuticals	12.52	6.73
High Tech Industries	3.64	4.37
Hotel, Gaming & Leisure	9.35	4.36
Media: Advertising, Printing & Publishing	4.74	5.96
Media: Diversified & Production	4.72	5.93
Metals & Mining	4.31	5.73
Retail	—	3.66
Services: Business	15.74	15.13
Services: Consumer	3.17	—
Transportation: Cargo	4.77	—
Total	100.0%	100.0%

4.	Fair Value Measurements

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

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the Board of Directors that is consistent with ASC 820 (see Note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining in good faith, fair value.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2015 and December 31, 2014:

Fair Value Hierarchy at June 30, 2015 (Unaudited)

Investment Type	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$5,992,500	$304,296,243	$310,288,743
Partnership Interest	—	—	1,050,001	1,050,001
Royalty Interest	—	—	115,625	115,625
Other	—	—	—	—
Total	$—	$5,992,500	$305,461,869	$311,454,369

Fair Value Hierarchy at December 31, 2014

Investment Type	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$—	$247,638,275	$247,638,275
Partnership Interest	—	—	998,300	998,300
Royalty Interest	—	—	465,000	465,000
Other			—	—
Total	$—	$—	$249,101,575	$249,101,575

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015 (Unaudited)
	Senior Secured Loans	Partnership Interest	Royalty Interest	Total
Balance as of December 31, 2014	$247,638,275	$998,300	$465,000	$249,101,575

Purchase of investments, net	93,163,144	55,080		93,218,224
Proceeds from investments, net	(31,354,605)	-	-	(31,354,605)
Interest-income paid-in-kind investments	721,713	-	-	721,713
Amortization of premium/accretion of discount on investments, net	628,918	-	-	628,918
Net realized gain/loss on investments	(7,099,169)	-	-	(7,099,169)
Net change in unrealized appreciation (depreciation) on investments	597,967	(3,379)	(349,375)	245,213
Balance as of June 30, 2015	$304,296,243	$1,050,001	$115,625	$305,461,869
Net change in unrealized depreciation from Level 3 investments still held as of June 30, 2015	$(161,837)	$(3,379)	$(349,376)	$(514,592)

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

For the six months ended June 30, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3. The Company recognizes transfers between levels at the beginning of the period.

The following table shows the composition of the Company’s portfolio by unobservable inputs used to value the Company’s Level 3 investments and liabilities at June 30, 2015 and December 31, 2014. The table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of Level 3 investment. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one Level 3 investment:

Level 3 Unobservable inputs at June 30, 2015 (Unaudited)

Investment Type	Fair Value at June 30, 2015	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

Senior Secured Loans	$304,296,243	Income Approach	Market Yield	9.15% - 24.01% (12.23%)	Decrease
Partnership Interest	1,050,001	Market Approach	LTM EBITDA	N/A	N/A
Royalty Interest	115,625	Income Approach	Market Yield	18.00%	Decrease
Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$305,461,869

Level 3 Unobservable inputs at December 31, 2014

Investment Type	Fair Value at December 31, 2014	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

Senior Secured Loans	$247,638,275	Income Approach	Market Yield	9.10% - 34.68%(13.92%)	Decrease
Partnership Interest	998,300	Market Approach	LTM EBITDA	N/A	N/A
Royalty Interest	465,000	Income Approach	Market Yield	18.00%	Decrease
Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$249,101,575

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such investments.

Other Financial Instruments

Revolving Credit Facility: The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the ASC 820 fair value hierarchy as of June 30, 2015 and December 31, 2014, respectively, approximates its carrying value as the outstanding balance is callable at carrying value.

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

For the period September 5, 2014 and until December 31, 2015, the Management Fee is payable monthly in arrears at an annual rate of 1.75% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchase with borrowed amounts) at the end of each of the two most recently completed calendar months. Thereafter, the Management Fee is payable quarterly in arrears, at an annual rate of 1.75% of an amount equal to the average of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. However, until such time, if any, as the Company’s shares are listed on a national securities exchange (the “Listing”), the Adviser will waive its right to receive 0.25% of the Management Fee. The Adviser will not have the right to recover any amounts waived. Such fee waiver shall terminate if and when a Listing occurs. After the Listing of the Company’s common stock, the Management Fee will be payable quarterly in arrears at an annual rate of 1.75% of the Company’s average gross assets (including cash and cash equivalents and assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the three and six months ended June 30, 2015, the Adviser earned $1,236,785 and $2,401,166 in Management Fees, respectively, net of $176,684 and $343,024, respectively waived by the Adviser pursuant to the Advisory Agreement. As of June 30, 2015 and December 31, 2014, respectively, $379,006 and $308,684 were payable to the Adviser.

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

For the three and six months ended June 30, 2015, the Adviser earned $1,098,551 and $1,807,907, respectively, in Incentive Fees.

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

For the three and six months ended June 30, 2015, the independent directors of the Company received $4,000 and $6,000, respectively, in compensation for services as an independent director of the Company.

Administration and Custodian Agreement

The Company has entered into a co-administration agreement with the Adviser and an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Adviser and/or the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the net asset value and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian. For the three and six months ended June 30, 2015, the Company incurred expenses for services provided by the Administrator of $129,314 and $239,509, respectively. As of December 31, 2014 and June 30, 2015, $33,343 and $205,306 remained payable, respectively, and is included within accrued expenses and other liabilities on the statement of assets and liabilities.

Transfer Agent Fees

Effective with the Conversion, American Stock Transfer & Trust Company, LLC became the Company’s transfer agent, distribution paying agent and registrar.

As of December 31, 2014 and June 30, 2015, Credit Suisse Alternative Capital, LLC, an affiliate of Credit Suisse owned 100% and 95.7% of the Company, respectively.

6. Net Assets

For the six months ended the Company issued the following shares through its monthly subscription process:

Month	Shares Issued	Per Share Net Asset Value	Subscription
March 31, 2015	608,523	$10.09	$6,140,000
April 30, 2015	449,754	$10.15	$4,565,000
May 29, 2015	90,998	$10.22	$930,000
June 30, 2015	4,361	$10.09	$44,000

7.	Dividends and Distributions

The Company intends to pay quarterly dividends to its common stockholders from its net income. Such dividends are accrued for and recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually. For the six months ended June 30, 2015, the Company paid the following dividend:

Rate per Share	Declaration Date	Record Date	Ex-Date	Pay-Date
$0.1950	June 15, 2015	June 15, 2015	June 30, 2015	June 30, 2015

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and declares a cash dividend, the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. For the six months ended June 30, 2015, the Company issued 7,187 shares under the dividend reinvestment plan.

8.	Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings Per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common shareholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015.

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share - increase in net assets from operations	$4,545,179	$—	$1,558,691		$—
Denominator for basic and diluted earnings per share - weighted average shares outstanding	23,237,559	—	22,783,342		—
Basic and diluted earnings per share	$0.20	$—	$0.07		$—

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

9.	Organization Costs and Offering Costs

Organization costs are expensed as incurred by the Company.

The Adviser will bear all operating and overhead expenses incurred in connection with the management of the Company with regard to the salaries and wages of the Adviser’s officers and employees attributable to the Company.

Offering costs are borne by the Company and charged as an expense over a 12 month period up to a maximum amount of $1.5 million upon receipt of a formal commitment of external capital. Any offering costs in excess of $1.5 million will be borne by Credit Suisse. On March 31, 2015, the Company received formal commitment of external capital.

As of December 31, 2014, there was no formal commitment of external capital and, as such, no offering costs had been recorded by the Company. As of December 31, 2014, the Company has paid and set up a due from Adviser in the amount of $315,725 for reimbursement of offering costs.

10.	Revolving Credit Facility

The Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) on October 31, 2014 with Capital One, N.A., as administrator and various lenders under which the Company can borrow an aggregate principal amount of $75 million (the “Facility Amount”) for the financing of investments. As of June 30, 2015, the Credit Agreement provided for borrowings in the aggregate amount of $200 million, with an accordian feature permitting the Company to seek an increase of the Facility Amount of up to $300 million, subject to certain conditions. The senior secured revolving credit facility under the Credit Agreement is referred to herein as the “Revolving Credit Facility”. Interest is charged at the 3 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.00% (average 2.95%) The Company shall pay to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.75% of the commitment provided by the lender. The Credit Agreement is set to mature five years from the closing date of the facility. As of June 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $107,000,000 and $30,000,000, respectively. Costs of $1,937,500 were incurred in connection with obtaining and amending the Credit Agreement, which have been recorded as deferred financing costs on the Statement of Assets and Liabilities and are being amortized over the life of the Credit Agreement.

The summary information of the Revolving Credit Facility for the three and six months ended June 30, 2015 (unaudited):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Credit facility expenses	$—	$—	$119,926	$—
Interest Expense	396,140	—	699,041	—
Amortization on borrowings	100,862	—	164,224	—
Line of credit administrative fees	25,000	—	50,000	—
Unused line of credit fees	167,608	—	239,806	—

Total Interest and Credit Facility Fees	$689,610	$—	$1,272,997	$—

Weighted average interest rate	2.93	—	2.95	—
Average outstanding balance	$53,450,549	$—	$47,143,646	$—

On January 14, 2015, pursuant to the terms of the Credit Agreement the Company increased the Facility Amount to $125 million. On April 2, 2015 and July 7, 2015, the Company further increased the Facility Amount to $230 million in total.

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

Capitalized terms used but not defined herein shall have the meaning assigned to them in the Credit Agreement.

11.	Other Risks

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

12.	Financial Highlights

The following is the financial highlights for a share of Common Stock outstanding during the six months ended June 30, 2015

For the six months ended June 30, 2015 (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$10.23
Net investment income (loss)	0.37
Net realized/unrealized gains (losses)	(0.31)

Net increase (decrease) in net assets resulting from operations	0.06

Dividend declared from:
Net investment income	(0.20)

Net asset value, end of period	$10.09

Shares outstanding, end of period	23,275,299
Total return(2)(5)	0.54%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$234,916
Average debt per unit	$2.03
Ratio of total expenses to average net assets(3)	5.1%
Ratio of net expenses to average net assets(3)	4.8%
Ratio of net investment income to average net assets before waiver(3)	7.8%
Ratio of net investment income to average net assets after waiver(3)	8.1%
Ratio of interest expenses to average net assets(3)	1.1%
Ratio of incentive fees to average net assets	0.8%
Portfolio turnover(5)	11.6%
Credit Facility Payable	$107,000
Asset coverage ratio(4)	3.20

(1)	The per share data derived by using the weighted average shares outstanding during the applicable period.
(2)

The total return is calculated by taking the increase or decrease in net assets value per share, adding distributions per share declared during the period, assuming distributions reinvestment prices based on the net asset value per share on ex-date, and dividing by the beginning net asset value per share.

(3)	Annualized except for Incentive Fees.
(4)

Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

(5)	Not Annualized.

13.	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Adviser’s experience, the Company expects the risk of loss to be remote. On June 30, 2015 no accrual has been recorded for these indemnifications in the financial statements.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draw, which the Company may provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2015 and December 31, 2014, respectively, the Company had one unfunded uncommitted incremental capacity under loan and financing agreements.

	Amount of commitment at
	June 30, 2015 (Unaudited)	December 31, 2014
New Standard Energy Texas LLC	$150,000	$1,650,000

14.	New Accounting Pronouncements

On April 7, 2015, the Financial Accounting Standards Board (FASB) issued a new Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has reviewed the requirements and believes the adoption of this ASU will not have a material impact on the financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierachy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierachy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is currently reviewing the requirements and believes the adoption of this ASU will not have a material impact on its financial statements.

15.	Subsequent Events

In preparing the financial statements as of June 30, 2015, management considered the impact of subsequent events for potential recognition or disclosure in these financial statements through the release of the report. No such events requiring recognition or disclosure were identified through the date of the release of the report.

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

In order to expedite the ramp up of our investment activities and further our ability to meet our investment objective, on September 5, 2014, Credit Suisse Alternative Capital, LLC, an indirect, wholly owned subsidiary of Credit Suisse, made an approximately $221 million capital contribution to us. We then used the proceeds from the capital contribution to purchase from Credit Suisse Loan Funding LLC, an indirect, wholly owned subsidiary of Credit Suisse, an approximately $206 million portfolio of primarily senior secured loans, originated and structured by the CCS Team (as defined below) over the previous two and a half years while operating as part of the Global Credit Products business within the Investment Banking division of Credit Suisse using Credit Suisse’s proprietary capital. The CCS Team is comprised of the investment team of the Corporate Credit Solutions Group within the Credit Investments Group of the Asset Management business (and previously within the Global Credit Products business within the Investment Banking division) of Credit Suisse.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2015, our investment portfolio of $311.5 million (at fair value) consisted of investments in 25 portfolio companies, as compared to $249.1 million (at fair value) consisting of investments in 19 portfolio companies as of December 31, 2014. As of June 30, 2015, our portfolio was comprised of 99.6% senior secured loans (including 46.2% first lien debt, 43.4% first lien unitranche and/or criss-cross collateral debt, 10.0% second lien debt) and 0.4% equity and other investments at fair value, of which 88.9% of the portfolio was invested in floating-rate debt, 10.8% was invested in fixed-rate debt, and the remainder in equity and other investments. As of December 31, 2014, our portfolio was comprised of 99.4% senior secured loans (including 44.5% first lien debt, 49.2% first lien unitranche and/or criss-cross collateral debt and 5.7% second lien debt) and 0.6% equity and other investments at fair value, of which 90.5% of the portfolio was invested in floating-rate debt, 8.9% was invested in fixed-rate debt, and the remainder in equity and other investments.

We originate and invest primarily in privately-held middle-market companies through secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. The composition of our investment portfolio as of June 30, 2015 and December 31, 2014 was as follows:

	As of June 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured – First Lien	$144,251,731	$143,872,360	$111,313,527	$110,904,519
Unitranche and/or Criss-Cross Collateral	135,234,292	135,249,820	123,153,827	122,449,518
Senior Secured – Second Lien	31,259,828	31,166,563	14,290,466	14,284,238
Equity and Other	1,900,026	1,165,626	1,844,945	1,463,300

Total Investments	$312,645,877	$311,454,369	$250,602,765	$249,101,575

At June 30, 2015, our average portfolio company investment at amortized cost and fair value was approximately $12.6 million and $12.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.0 million and $20.0 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $13.1 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.0 million and $20.0 million, respectively.

The weighted average yield on all of our current debt investments at June 30, 2015 was approximately 10.7% (10.5% excluding payment in kind (“PIK”) interest). The weighted average yield on all of our current debt investments at December 31, 2014 was approximately 10.7% (10.4% excluding PIK interest). The weighted average yield was computed using the effective interest rates for all of our current debt investments to maturity from June 30, 2015 or December 31, 2014, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity

During the six months ended June 30, 2015, we invested approximately $99.9 million (face value) in 10 portfolio companies, including 9 new portfolio companies. Of these 9 new investments, 81.9% were senior secured first lien unitranche and/or criss-cross collateral debt and 18.1% were second lien debt at fair value, of which 89.8% of the new debt investments were floating-rate debt at fair value. During the six months ended June 30, 2015, we received $31.4 million proceeds from investments.

On September 5, 2014, we purchased from Credit Suisse Loan Funding LLC, an indirect, wholly owned subsidiary of Credit Suisse, an approximately $201.7 million portfolio of primarily senior secured loans, originated and structured by the CCS Team over the previous two and a half years while operating as part of the Global Credit Products business within the Investment Banking division of Credit Suisse using Credit Suisse’s proprietary capital. Subsequent to September 5, 2014 and through December 31, 2014, we made $82.8 million of investments in five new portfolio companies and two existing portfolio companies and we received $34.2 million in proceeds from investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2015, we had one loan on non-accrual status, which represents approximately 3.0% of the fair value of our portfolio.

Results of Operations for the Three and Six Months Ended June 30, 2015

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

Investment income for the three and six months ended June 30, 2015 totaled $8.1 million and $14.8 million, respectively, including $7.3 million and $13.7 million, respectively, of interest income, attributable to interest on our debt investments.

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

As of June 30, 2015, we have incurred $1.5 million of offering costs. The Adviser is responsible for the payment of our offering expenses in excess of $1.5 million, and we will not reimburse the Adviser for any offering expenses that exceed $1.5 million. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Offering costs are charged as an expense over a 12 month period upon receipt of a formal commitment of external capital. As of March 31, 2015, we have received formal commitment of external capital.

The base management fees for the three and six months ended June 30, 2015 were $1.2 million and $2.4 million, respectively, net of $0.2 million and $0.3 million, respectively, waived by the Adviser as provided for in the Advisory Agreement.

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders (the “Credit Facility”). As of June 30, 2015, the Credit Facility provided for borrowings in an aggregate amount of $200.0 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300.0 million, subject to certain conditions. Borrowings under the Credit Facility were $107.0 million and $30.0 million as of June 30, 2015 and December 31, 2014, respectively. Interest is charged at the 1 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.00% (average 2.95%). The Company pays to the lender a structuring fee equal to 0.25% of the current amount of permitted borrowings. The Company will also pay to the lenders a commitment fee equal to 0.375% times the commitment provided by the lenders. For the three and six months ended June 30, 2015, the weighted average interest rate under the Credit Facility was approximately 2.93% and 2.95%, respectively. The Company recorded interest and fee expense of $0.69 million for the three months ended June 30, 2015, of which $0.39 million was interest expense, $0.10 million was amortization of loan fees paid on the Credit Facility, $0.17 million was related to commitment fees on the unused portion of the Credit Facility, and $0.03 million related to loan administration fees. The Company recorded interest and fee expense of $1.27 for the six months ended June 30, 2015, of which $0.70 million was interest expense, $0.28 million was amortization of loan fees paid on the Credit Facility, $0.24 million was related to commitment fees on the unused portion of the Credit Facility, and $0.05 million related to loan administration fees. The Company incurred $0.40 million and $0.70 million in interest expense for the three and six months ended June 30, 2015, respectively. The average borrowings under the Credit Facility for the three and six months ended June 30, 2015 were $40.8 million and $47.1 million, respectively.

Net Investment Income

For the three and six months ended June 30, 2015, net investment income was $4.4 million and $8.3 million, respectively.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three and six months ended June 30, 2015, the Company realized losses on its investments of $7.1 million and $7.1 million, respectively.

Net Change in Unrealized Appreciation / (Depreciation) of Investments and Cash Equivalents

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments and cash equivalents totaled $7.3 million and $0.3 million for the three and six months ended June 30, 2015.

Net Increase in Net Assets Resulting from Operations

For the three months ended June 30, 2015, net increase in net assets resulting from operations totaled $4.5 million, or $20 per common share (based on 23,237,559 weighted average common shares outstanding at June 30, 2015). For the six months ended June 30, 2015, net increase in net assets resulting from operations totaled $1.6 million, or $.07 per common share (based on 22,783,342 weighted average common shares outstanding at June 30, 2015).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $63.1 million for the six months ended June 30, 2015, primarily in connection with the purchase of investments. Our financing activities provided cash of $83.0 million, primarily from borrowings under the Credit Facility, during the same period.

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

Also, as a business development company, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the six months ended June 30, 2015. As of June 30, 2015 our asset coverage ratio was 320%.

As of June 30, 2015, we had cash and cash equivalents of $27.1 million.

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

Credit Facility

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders. The Credit Facility has a maturity date of October 31, 2019. As of December 31, 2014, the Credit Facility provided for borrowings in an aggregate amount of $75 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300 million, subject to certain conditions. In January 2015, the total commitments under the Credit Facility increased to $125 million. On April 2, 2015 and July 7, 2015, the Company further increased its Credit Facility amount to $200 million and $230 million, respectively. Borrowings under the Credit Facility bear interest at a per annum rate of LIBOR plus 2.75%. We intend to use the borrowings available under the Credit Facility to fund new and follow-on investments. As of June 30, 2015 and December 31, 2014, we had $107 million and $30.0 million, respectively, outstanding under the Credit Facility.

Contractual Obligations

The following table reflects contractual obligations arising from the Credit Facility as of June 30, 2015:

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Credit Facility	$107,000,000	—	—	$107,000,000	—

Total debt	$107,000,000	—	—	$107,000,000	—

Commitment and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2015 and December 31, 2014, we had outstanding commitments to fund investments totaling $.2 million and $1.7 million, respectively.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2015, we had no off-balance sheet arrangements.

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

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 88.9% of the loans in our portfolio bore interest at floating rates. All of the floating rate loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our annual net income by less than $250,000 due to current floors in place. A hypothetical decrease in LIBOR would not reduce our net income, again, due to the aforementioned floors in place but could increase our net income as borrowings under our credit facility are not subject to a LIBOR floor. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period since August 5, 2014 (inception) through December 31, 2014 and the six months ended June 30, 2015, we did not engage in hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we issued 7,187 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued under the dividend reinvestment plan during the three months ended June 30, 2015 was approximately $72,516.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 10, 2015, the Board of Directors of Credit Suisse Park View BDC, Inc. (the “Company”) appointed both Jens Ernberg and Thomas Hall to the position of Co-Chief Investment Officer of the Company effective immediately. Messrs. Ernberg and Hall will continue to serve on the investment committee of Company’s investment adviser, Credit Suisse Asset Management, LLC (the “Adviser”), as well as lead the CCS Team of the Adviser.

Jens Ernberg has served in various capacities at Credit Suisse Group AG (together with its affiliate entities, “Credit Suisse”) from 2000 to 2004 and 2007 to the present, including as Managing Director at the Adviser, Co-Founder and Portfolio Manager of Credit Suisse Corporate Credit Solutions (Loan Trading/Global Credit Products) since 2012; Co-Head of CS Special Situations from 2011 to 2014; and Director of Credit Suisse (distressed debt research analyst) from 2007 to 2010. In 2004, Mr. Ernberg was recruited as the first employee to help found and build Legacy Partners Group, LLC (“Legacy Partners”), a middle-market M&A advisory firm, where he served as Senior Vice President until its sale in 2007. Mr. Ernberg joined Credit Suisse in 2000 when it merged with Donaldson, Luftkin & Jenrette where he served as an Associate and Vice President in its M&A advisory group. Previous to that, Mr. Ernberg served as Sr. Associate Management Consultant at Markon Associates from 1998 to 1999, and a Sr. Design Engineer, Hospital for Special Surgery from 1993 to 1996. Mr. Ernberg graduated with a MSc degree in Mechanical Engineering from The Royal Institute of Technology (Stockholm, Sweden) and an M.B.A. from The Wharton School of the University of Pennsylvania.

Thomas Hall has served in various capacities at Credit Suisse from 2004 to the present, including as Director at the Adviser, Co-Founder and Portfolio Manager of Credit Suisse Corporate Credit Solutions (Loan Trading/Global Credit Products) since 2012; Director of Credit Suisse (Syndicated Loan Sales & Trading) from 2009 — 2012; Vice President and Director of Credit Suisse (Syndicated Loan Capital Markets in both New York and London) from 2005 — 2008; and Vice President of Credit Suisse (Corporate Banking) from 2004 — 2005. Previous to that, Mr. Hall served as Associate and Vice President in various roles within the Media & Telecom Group at TD Securities, including Structured Finance, Corporate & Investment Banking and Loan Workout. Prior to that, Mr. Hall served as a mutual fund accountant at Investors Bank & Trust from 1995 — 1996 and at Bankers Trust from 1996 — 1997 and in the middle office and as a fixed income derivatives sales assistant in the Global Relative Value Group at Deutsche Bank from 1997 — 1999. Mr. Hall is a CFA charterholder, graduated with a BS degree in Finance from Lehigh University and an M.B.A. from the Goizueta Business School at Emory University.

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

CREDIT SUISSE PARK VIEW BDC, INC.

Dated: August 12, 2015

By:	/s/ John G. Popp
Name: John G. Popp
Title: Chief Executive Officer

By:	/s/ Rocco DelGuercio
Name: Rocco DelGuercio
Title: Chief Financial Officer