Form 10-Q
period 2015-09-30
Credit Suisse Park View BDC, Inc.
filed 2015-11-13
CIK 1619239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-55361

CREDIT SUISSE PARK VIEW BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	47-2988105
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of November 13, 2015 was 23,434,954.278.

CREDIT SUISSE PARK VIEW BDC, INC.

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENTS OF ASSETS AND LIABILITIES

	As of
	September 30,
	2015	December 31,
	(Unaudited)	2014
Assets
Investments, at fair value (amortized cost of $333,872,842 and $250,602,765, respectively)	$331,847,461	$249,101,575
Cash and cash equivalents	7,447,652	7,241,675
Receivable for Fund shares sold	50,000	—
Interest receivable	1,503,336	1,263,781
Due from Adviser (Note 9)	—	315,725
Deferred financing costs (net of accumulated amortization of $307,394 and $25,000, respectively) (Note 10)	1,930,106	725,000
Deferred offering costs	750,000	—
Prepaid expenses and other assets	328,926	108,933

Total assets	$343,857,481	$258,756,689

Liabilities
Revolving credit facility (Note 10)	$106,000,000	$30,000,000
Management fee payable to affiliate (Note 5)	422,336	308,684
Incentive fee payable to affiliate (Note 5)	1,509,644	1,345,194
Interest payable (Note 10)	207,846	34,111
Directors fees payable	15,218	—
Payable for organization and offering expenses	—	567,904
Accrued expenses and other liabilities	510,642	358,443

Total liabilities	$108,665,686	$32,614,336

Commitments and Contingencies (Note 13)

Net Assets
Common stock, par value $0.01 per share (23,325,827 and 22,114,476 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	$233,258	$221,145
Paid-in capital in excess of par value	233,175,637	220,923,614
Accumulated net realized gain (loss)	(8,564,356)	—
Undistributed net investment income	12,372,637	6,498,784
Net unrealized depreciation on investments	(2,025,381)	(1,501,190)

Total net assets	$235,191,795	$226,142,353

Total liabilities and net assets	$343,857,481	$258,756,689

Net asset value per share	$10.08	$10.23

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014*	2015	2014*
Investment Income:
Interest income	$11,984,842	$1,730,897	$26,731,948	$1,730,897
Other income	—	300,114	68,445	300,114

Total investment income	11,984,842	2,031,011	26,800,393	2,031,011

Expenses:
Management fees (Note 5)	1,425,084	264,902	3,826,250	264,902
Incentive fees (Note 5)	1,509,644	145,893	3,317,551	145,893
Interest and credit facility expenses (Note 10)	1,044,324	—	2,317,321	—
Professional fees	308,800	81,250	735,300	81,250
Offering costs	375,000	—	750,000	—
Directors fees	17,000	8,750	53,250	8,750
Organization expense	—	400,000	148,135	400,000
Other expenses	226,870	45,731	569,312	45,731

Total expenses	4,906,722	946,526	11,717,119	946,526
Less management fee waived (Note 5)	(203,583)	(37,843)	(546,607)	(37,843)

Net expenses	4,703,139	908,683	11,170,512	908,683

Net investment income	7,281,703	1,122,328	15,629,881	1,122,328

Net realized gain (loss) from investments	(1,465,187)	—	(8,564,356)	—
Net change in unrealized appreciation (depreciation) from investments	(833,873)	356,727	(524,191)	356,727

Net realized/unrealized gains (losses)	(2,299,060)	356,727	(9,088,547)	356,727

Net increase in net assets resulting from operations	$4,982,643	$1,479,055	$6,541,334	$1,479,055

Per share information (basic and diluted):
Earnings per share (basic and diluted):	$0.21	$0.07	$0.28	$0.07
Net investment income per share (basic and diluted):	$0.31	$0.05	$0.68	$0.05
Weighted average shares outstanding:	23,314,980	22,114,476	22,962,502	22,114,476
Dividends declared per share	$0.224	$—	$0.419	$—

*	For the period from September 5, 2014 (commencement of operations) to September 30, 2014.

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

		For the period
		from September 5,
		2014
	For the Nine	(commencement
	Months Ended	of operations) to
	September 30,	September 30,
	2015	2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$15,629,881	$1,122,328
Net realized gain (loss) on investments	(8,564,356)	—
Net change in unrealized appreciation (depreciation) on investments	(524,191)	356,727

Net increase in net assets resulting from operations	6,541,334	1,479,055

Dividends to shareholders from:
Net investment income	(9,756,028)	—

Total dividends to shareholders	(9,756,028)	—

Capital transactions:
Issuance of common shares (1,195,472 and 22,114,476 shares, respectively) (Note 6)	12,104,000	221,144,860
Issuance of common shares pursuant to dividend reinvestment plan (15,879 and 0 shares, respectively) (Note 7)	160,136	—

Net increase in net assets resulting from capital transactions	12,264,136	221,144,860

Total increase in net assets	9,049,442	222,623,915
Net assets at beginning of period	226,142,353	—

Net assets at end of period (including undistributed net investment income of
$12,372,637 and 1,122,328, respectively)	$235,191,795	$222,623,915

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

		For the period
		from September 5,
		2014
	For the Nine	(commencement
	Months Ended	of operations) to
	September 30,	September 30,
	2015	2014
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,541,334	$1,479,055

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(166,948,007)	(216,594,761)
Interest-income paid-in-kind investments	(1,574,363)	(98,566)
Proceeds from investments, net	78,751,950	11,081,296
Net realized (gain) loss on investments	8,564,356	—
Net change in unrealized (appreciation) depreciation on investments	524,191	(356,727)
Amortization of premium/accretion of discount on investments, net	(2,064,013)	(87,533)
Amortization of deferred financing costs	282,394	—

Increase (decrease) in operating assets and liabilities:
(Increase) decrease in receivable for investments sold	—	(10,416,667)
(Increase) decrease in interest receivable	(239,555)	(828,510)
(Increase) decrease in due from Adviser	315,725	—
(Increase) decrease in prepaid expenses and other assets	(219,993)	(140,387)
(Increase) decrease in deferred offering costs	(750,000)	—
Increase (decrease) in management fees payable to affiliate	113,652	227,059
Increase (decrease) in incentive fees payable to affiliate	164,450	145,893
Increase (decrease) in interest payable	173,735	—
Increase (decrease) in directors fees payable	15,218	8,750
Increase (decrease) in payable for organization and offering expenses	(567,904)	400,000
Increase (decrease) in accrued expenses and other liabilities	152,199	127,258

Net cash provided by (used in) operating activities	(76,764,631)	(215,053,840)

Cash flows from financing activities
Issuance of common stock	12,054,000	221,144,860
Borrowings on revolving credit facility	160,000,000	—
Repayments of credit facility	(84,000,000)	—
Financing costs	(1,487,500)	—
Dividend paid	(9,595,892)	—

Net cash provided by (used in) financing activities	76,970,608	221,144,860

Net increase (decrease) in cash	205,977	6,091,020

Cash and cash equivalents at beginning of period	7,241,675	—

Cash and cash equivalents at end of period	$7,447,652	$6,091,020

Non-Cash operating activities:
Cash paid during the period for interest	$1,269,316	$—

Non-Cash financing activities:
Issuance of common shares	$50,000	$—
Issuance of common shares in connection with dividend reinvestment plan	$160,136	$—

See accompanying unaudited notes to financial statements

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (UNAUDITED)

SEPTEMBER 30, 2015

Company (1)(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans - 140.14%

First Lien/Senior Secured Loans - 74.15%

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	6/11/2015	6/11/2020	$9,875,000	$9,734,105	$9,726,875

CF Entertainment Inc.	Media: Diversified & Production	L+ 7.50% (8.50%) (1.00% floor)	9/5/2014	6/26/2019	14,812,500	14,692,602	14,664,375

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	L + 8.75% (9.75%) (1.00% floor)	11/4/2014	10/31/2019	10,691,207	10,507,927	10,557,567

Entrans International, LLC	Transportation: Cargo	L + 7.50% (8.50%) (1.00% floor)	6/22/2015	6/4/2020	14,906,250	14,763,962	14,757,188

Gaming & Entertainment Management - Illinois LLC	Hotel, Gaming & Leisure	L + 9.00% (10.00%) (1.00% floor)	5/22/2015	11/22/2020	16,003,448	15,960,944	16,003,448

Homeland HealthCare, Inc.(4)	Healthcare & Pharmaceuticals	15.00% PIK	9/5/2014	8/28/2016	16,390,098	11,302,203	11,276,460

Infinity Sales Group, LLC	Services: Business	L + 10.50% (11.50%) (1.00% floor)	9/5/2014	11/21/2018	9,316,926	8,944,092	8,711,326

KPC Health Care, Inc.	Healthcare & Pharmaceuticals	L + 9.25% (10.25%) (1.00% floor)	8/28/2015	8/28/2020	10,751,160	10,513,383	10,509,259

Land Holdings I, LLC	Hotel, Gaming & Leisure	12.00%	6/17/2015	6/26/2019	10,000,000	10,000,000	10,000,000

Lift Brands, Inc.	Services: Consumer	L + 7.50% (8.50%) (1.00% floor)	5/19/2015	12/23/2019	9,870,968	9,825,346	9,821,613

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC	Energy: Oil & Gas	L + 8.00% (12.00%) (1.00% floor and 3.00% PIK)	9/5/2014	7/31/2017	15,697,462	15,346,941	14,767,531

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	12.00% and 4.00% PIK (16.00%)	9/5/2014	7/17/2019	7,202,783	7,088,068	7,058,727

Spinal USA, Inc.	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	1/22/2015	1/21/2020	12,406,250	12,406,250	12,406,250

Worley Claims Services, LLC	Services: Business	L + 8.00% (9.00%) (1.00% floor)	9/5/2014	10/31/2020	24,371,250	24,134,331	24,127,538

Total First Lien/Senior Secured Loans						$175,220,154	$174,388,157

First Lien/Last-Out Unitranche - 48.22%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC	Aerospace & Defense	L + 8.50% (9.50%) (1.00% floor)	9/5/2014	7/17/2019	23,789,875	$23,441,711	$23,390,316

AMPORTS, Inc.(5)	Automotive	L + 5.00% (6.00%) (1.00% floor)	9/5/2014	5/19/2020	19,100,000	19,100,000	19,100,000

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

SEPTEMBER 30, 2015

Company (1)(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount	Amortized Cost (3)	Fair Value

Senior Secured Loans - (continued) 140.14%

Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(5)	Services: Business	L + 5.90% (6.90%) (1.00% floor)	12/23/2014	12/23/2019	15,200,000	15,002,050	14,972,000

Forbes Media, LLC(5)	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	9/12/2014	9/12/2019	15,000,000	14,783,207	14,756,434

Ipsen International GmbH	Capital Equipment	L + 8.00% (9.00%) (1.00% floor)	2/23/2015	9/30/2019	1,904,762	1,887,867	1,885,714

Ipsen, Inc.(5)	Capital Equipment	L + 7.00% (8.00%) (1.00% floor)	2/23/2015	9/30/2019	8,095,238	8,023,533	8,014,286

North Technology Group, LLC / North Sails Europe B.V.(5)	Consumer Goods: Non-Durable	L + 6.50% (7.75%) (1.25% floor)	9/5/2014	3/5/2019	20,000,000	20,000,000	20,000,000

Speed Commerce Inc.(5) (6)	High Tech Industries	12.00% PIK	11/21/2014	11/21/2019	12,546,438	12,451,534	11,291,794

Total First Lien/Last-Out Unitranche						$114,689,902	$113,410,544

Second Lien/Senior Secured Loans - 17.77%

Conisus, LLC	Services: Business	L + 10.25% (11.25%) (1.00% floor)	6/23/2015	6/23/2021	11,750,000	$11,750,000	$11,750,000

Encapsys, LLC	Chemicals, Plastics & Rubber	L + 10.00% (11.00%) (1.00% floor)	8/3/2015	3/3/2021	11,165,000	11,001,816	10,997,525

Mississippi Sand, LLC	Metals & Mining	L + 10.00% (11.00%) (1.00% floor)	11/21/2014	11/21/2019	13,500,000	13,227,004	13,061,250

TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	L + 8.25% (9.25%) (1.00% floor)	6/18/2015	5/29/2022	$6,000,000	$5,930,586	$5,989,980

Total Second Lien/Senior Secured Loans						$41,909,406	$41,798,755

Total Senior Secured Loans						$331,819,462	$329,597,456

Partnership Interest - 0.96%

Encapsys, LLC (Class A Units)	Chemicals, Plastics & Rubber	Partnership Interest			1,000,000	$1,000,000	$1,000,000

NSG Co-Invest (Bermuda) LP(7)	Consumer Goods: Non-Durable	Partnership Interest			1,523	1,053,380	1,250,005

Total Partnership Interest						$2,053,380	$2,250,005

Other - 0.00%

Endeavour International Corporation(7)	Energy: Oil & Gas	Warrants Expiring on 4/30/18			400,000	$—	$—

Total Investments						$333,872,842	$331,847,461

See accompanying unaudited notes to financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

SEPTEMBER 30, 2015

(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of September 30, 2015, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates.” Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Current interest rate in effect as of September 30, 2015.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of September 30, 2015, approximates their amortized cost.
(4)	The senior secured loan for Homeland HealthCare, Inc. was amended on June 27, 2014 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 15% through September 30, 2015. As such, this loan has been placed on non-accrual status.
(5)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(6)	The senior secured loan for Speed Commerce Inc. was amended on May 11, 2015 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 12% through September 30, 2015
(7)	Non-income producing.

L -	LIBOR

PIK -	Payment In-Kind

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

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

DECEMBER 31, 2014

Company(1)(#)	Industry	Type of Investment	Interest Rate(2)	Maturity	Par / Unit / Partnership Interest Amount	Amortized Cost(3)	Fair Value	% of Net Assets

Senior Secured Loans - (continued) 109.51%

Speed Commerce Inc.(4)	High Tech Industries	Senior Secured Unitranche – Term Loan – Floating LIBOR + 7.50% (1.00% floor)	8.50%	11/21/2019	$11,000,000	$10,892,456	$10,890,000	4.82%

Worley Claims Services, LLC	Services: Business	Senior Secured Term Loan – First Lien – Floating LIBOR + 8.00% (1.00% floor)	9.00%	10/31/2020	13,500,000	13,368,421	13,365,000	5.91%

Total Senior Secured Loans						$248,757,820	$247,638,275	109.51%

Partnership Interest – 0.44%

NSG Co-Invest (Bermuda) LP	Consumer Goods: Non-Durable	Partnership Interest(5)			1,441	$998,300	$998,300	0.44%

Royalty Interest – 0.20%

New Standard Energy Texas LLC	Energy: Oil & Gas	Royalty Interest				$846,645	$465,000	0.20%

Other – 0.00%

Endeavour International Corporation	Energy: Oil & Gas	Warrants Expiring on 4/30/18(5)			400,000	$—	$—	0.00%

Total						$250,602,765	$249,101,575	110.15%

(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(1)	All of the Company’s investments are domiciled in the United States. Under the Investment Company Act of 1940, as amended (the “1940 Act”), the Company would “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. As of December 31, 2014, the Company does not “control” any of the portfolio companies nor were any of the portfolio companies deemed to be “affiliates”. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)	Current interest rate in effect as of December 31, 2014.
(3)	The amortized cost represents the original cost adjusted for the amortization of discounts and premiums, as applicable, on debt investments using the effective interest method.
(4)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(5)	Non-income producing.
(6)	The senior secured loan for Homeland HealthCare, Inc. was amended on June 27, 2014 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 15% through December 31, 2014.
(7)	The investment is not a qualifying asset under Section 55(a) Investment Company Act of 1940, as amended.

PIK - Payment In-Kind

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Financial Statements

September 30, 2015 (Unaudited)

1.	Organization

Credit Suisse Park View BDC, Inc. (the “Company”) was initially organized as Credit Suisse Corporate Credit Solutions, LLC, a single member Delaware limited liability company, on August 5, 2014 and commenced operations on September 5, 2014 with Credit Suisse Alternative Capital, LLC (“CSAC”), an indirect, wholly owned subsidiary of Credit Suisse Group AG (“Credit Suisse”), as its sole member. On January 30, 2015, the Company converted to a Maryland corporation and changed its name to Credit Suisse Park View BDC, Inc. (the “Conversion”). On February 2, 2015, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s portfolio investments. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash and cash equivalents with a highly-rated banking institution and at times, cash deposits may exceed the insured limits under applicable laws.

Deferred Financing Costs

Financing costs for the Credit Agreement (as defined in Note 10) are capitalized and amortized over the life of the related debt instrument using the straight-line method.

Income Taxes

The Company filed an election with the SEC to be regulated as a BDC under the 1940 Act on February 2, 2015. The Company intends to elect to be treated as a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended, for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company. The tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year.

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

3.	Investments

Investments consisted of the following:

	September 30, 2015 (Unaudited)
Investment Type	Cost	Fair Value
First Lien/Senior Secured Loans (1)	$175,220,154	$174,388,157
First Lien/Last-Out Unitranche (1)	114,689,902	113,410,544
Second Lien/Senior Secured Loans (1)	41,909,406	41,798,755
Partnership Interest	2,053,380	2,250,005
Other	—	—
Total Investments	$333,872,842	$331,847,461

(1) Included in Senior Secured Loans as of December 31, 2014.

	December 31, 2014
Investment Type	Cost	Fair Value
Senior Secured Loans	$248,757,820	$247,638,275
Partnership Interest	998,300	998,300
Royalty Interest	846,645	465,000
Other	—	—
Total Investments	$250,602,765	$249,101,575

The industry composition of the portfolio at fair value was as follows:

Industry	September 30, 2015 (Unaudited)
Aerospace & Defense	7.05%
Automotive	5.76
Capital Equipment	2.98
Chemicals, Plastics & Rubber	3.61
Construction & Building	3.18
Consumer Goods: Non-Durable	6.40
Energy: Oil & Gas	4.45
Healthcare & Pharmaceuticals	15.36
High Tech Industries	3.40
Hotel, Gaming & Leisure	9.64
Media: Advertising, Printing & Publishing	4.45
Media: Diversified & Production	4.42
Metals & Mining	3.94
Services: Business	17.95
Services: Consumer	2.96
Transportation: Cargo	4.45
Total	100.00%

Industry	December 31, 2014
Aerospace & Defense	7.26%
Automotive	7.65
Banking, Finance, Insurance, & Real Estate	5.58
Capital Equipment	—
Chemicals, Plastics, & Rubber	6.21
Construction & Building	4.72
Consumer Goods: Non-Durable	8.43
Energy: Oil & Gas	8.28
Healthcare & Pharmaceuticals	6.73
High Tech Industries	4.37
Hotel, Gaming, & Leisure	4.36
Media: Advertising, Printing, & Publishing	5.96

Industry	December 31, 2014
Media: Diversified & Production	5.93%
Metals & Mining	5.73
Retail	3.66
Services: Business	15.13
Total	100.00%

4.	Fair Value Measurements

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&A comparables and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of September 30, 2015 and December 31, 2014:

Fair Value Hierarchy at September 30, 2015 (Unaudited)

Investment Type	Level 1	Level 2	Level 3	Total
First Lien/Senior Secured Loans	$—	$—	$174,388,157	$174,388,157
First Lien/Last-Out Unitranche	—	—	113,410,544	113,410,544
Second Lien/Senior Secured Loans	—	5,989,980	35,808,775	41,798,755
Partnership Interest	—	—	2,250,005	2,250,005
Other	—	—	—	—
Total	$—	$5,989,980	$325,857,481	$331,847,461

Fair Value Hierarchy at December 31, 2014

Investment Type	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$—	$—	$247,638,275	$247,638,275
Partnership Interest	—	—	998,300	998,300
Royalty Interest	—	—	465,000	465,000
Other	—	—	—	—
Total	—	—	249,101,575	249,101,575

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the nine months ended September 30, 2015:

	For the Nine Months Ended September 30, 2015 (Unaudited)

	First Lien/Senior Secured Loans (1)	First Lien/ Last-Out Unitranche	Second Lien/Senior Secured Loans (1)	Partnership Interest	Other	Total

Balance as of December 31, 2014	$120,017,019	$113,337,018	$14,284,238	$998,300	$465,000	$249,101,575

Purchase of investments, net	119,687,172	16,163,936	22,747,525	1,055,081	-	159,653,714

Proceeds from investments, net	(60,549,423)	(15,710,735)	(1,125,000)	-	-	(77,385,158)

Interest-income paid-in-kind investments	813,639	760,724	-	-	-	1,574,363

Amortization of premium/accretion of discount on investments, net	1,877,206	113,221	65,829	-	-	2,056,256

Net realized gain/loss on investments	(7,713,039)	-	-	-	(846,645)	(8,559,684)

Net change in unrealized appreciation (depreciation) on investments	255,583	(1,253,620)	(163,817)	196,624	381,645	(583,585)

Balance as of September 30, 2015	$174,388,157	$113,410,544	$35,808,775	$2,250,005	$-	$325,857,481

Net change in unrealized depreciation from level 3 investments still held as of September 30, 2015	$(457,720)	$(1,234,815)	$(164,296)	$196,624	$-	$(1,660,207)

(1) Beginning balance included in Senior Secured Loans as of December 31, 2014.

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for period from September 5, 2014 (commencement of operations) to September 30, 2014:

	For the period from September 5, 2014 (commencement of operations) to September 30, 2014 (Unaudited)

	First Lien/Senior Secured Loans	First Lien/ Last-Out Unitranche	Second Lien/Senior Secured Loans	Partnership Interest	Royalty Interest	Total

Balance as of September 5, 2014	$-	$-	$-	$-	$-	$-

Purchase of investments, net	115,876,272	93,057,439	6,026,105	998,300	636,645	216,594,761

Proceeds from investments, net	(10,917,331)	(87,188)	(76,777)	-	-	(11,081,296)

Interest-income paid-in-kind investments	47,831	-	50,735	-	-	98,566

Amortization of premium/accretion of discount on investments, net	81,184	8,798	(2,449)	-	-	87,533

Net realized gain/loss on investments	-	-	-	-	-	-

Net change in unrealized appreciation (depreciation) on investments	(73,758)	(7,490)	437,975	-		356,727

Balance as of September 30, 2014	$105,014,198	$92,971,599	$6,435,589	$998,300	$636,645	$206,056,291

Net change in unrealized depreciation from level 3 investments still held as of September 30, 2014	$(73,758)	$(7,490)	$437,975	$-	$-	$356,727

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

For the nine months ended September 30, 2015, and for the period from September 5, 2014 (commencement of operations) to September 30, 2014, there were no transfers in or out of Level 1, Level 2, or Level 3. The Company recognizes transfers between levels at the beginning of the period.

The following table shows the composition of the Company’s portfolio by unobservable inputs used to value the Company’s Level 3 investments and liabilities at September 30, 2015 and December 31, 2014. The table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of Level 3 investment. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one Level 3 investment:

Level 3 Unobservable inputs at September 30, 2015 (Unaudited)

Investment Type	Fair Value at September 30, 2015	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

First Lien/Senior Secured Loans	$174,388,157	Income Approach	Market Yield	9.42% - 18.35% (11.76%)	Decrease

First Lien/Last-Out Unitranche	113,410,544	Income Approach	Market Yield	8.81% - 13.41% (9.94%)	Decrease

Second Lien/Senior Secured Loans	35,808,775	Income Approach	Market Yield	10.34% - 13.45% (12.11%)	Decrease

Partnership Interest	2,250,005	Market Approach	LTM EBITDA Multiple	$23 - $25.7 ($24.5)	N/A

Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$325,857,481

Level 3 Unobservable inputs at December 31, 2014

Investment Type	Fair Value at December 31, 2014	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

Senior Secured Loans	$247,638,275	Income Approach	Market Yield	9.10% - 34.68% (13.92%)	Decrease

Partnership Interest	998,300	Market Approach	LTM EBITDA Multiple	N/A	N/A

Royalty Interest	465,000	Income Approach	Market Yield	18.00%	Decrease

Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$249,101,575

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such investments.

Other Financial Instruments

Revolving Credit Facility: The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the ASC 820 fair value hierarchy as of September 30, 2015 and December 31, 2014, respectively, approximates its carrying value as the outstanding balance is callable at carrying value.

Other Financial Assets and Liabilities: The carrying amounts of the Company’s assets and liabilities, other than investments at fair value, approximate fair value due to their short maturities or their close proximity of the originations to the measurement date. Under the fair value hierarchy, cash and cash equivalents are classified as Level 1, while the Company’s other financial assets and liabilities, other than investments at fair value and debt, are classified as Level 2.

5.	Agreements and Related Party Transactions

Management Fee

On September 5, 2014, the Company entered into an investment advisory agreement (the “Advisory Agreement”) with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The Advisory Agreement was subsequently amended on December 2, 2014.

For the period September 5, 2014 and until December 31, 2015, the Management Fee is payable monthly in arrears at an annual rate of 1.75% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchase with borrowed amounts) at the end of each of the two most recently completed calendar months. Thereafter, the Management Fee is payable quarterly in arrears, at an annual rate of 1.75% of an amount equal to the average of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. However, until such time, if any, as the Company’s shares are listed on a national securities exchange (the “Listing”), the Adviser will waive its right to receive 0.25% of the Management Fee. The Adviser will not have the right to recover any amounts waived. Such fee waiver shall terminate if and when a Listing occurs. After the Listing of the Company’s common stock, the Management Fee will be payable quarterly in arrears at an annual rate of 1.75% of the Company’s average gross assets (including cash and cash equivalents and assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the three and nine months ended September 30, 2015, the Adviser earned $1,425,084 and $3,826,250 in Management Fees, respectively, net of $203,583 and $546,607, respectively waived by the Adviser pursuant to the Advisory Agreement. For the period from September 5, 2014 (commencement of operations) to September 30, 2014, the Adviser earned $227,059 in Management Fees, net of $37,843, waived by the Adviser pursuant to the Advisory Agreement. As of September 30, 2015 and December 31, 2014, respectively, $422,336 and $308,684 were payable to the Adviser.

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

For the three and nine months ended September 30, 2015, the Adviser earned $1,509,644 and $3,317,551, respectively, in Incentive Fees. For the period from September 5, 2014 (commencement of operations) to September 30, 2014, the Adviser earned $145,893 in Incentive Fees.

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

For the three and nine months ended September 30, 2015, the independent directors of the Company received $32,000 and $38,000, respectively, in compensation for services as an independent director of the Company. For the period from September 5, 2014 (commencement of operations) to September 30, 2014, the independent directors of the Company did not receive compensation for services as an independent director of the Company.

Administration and Custodian Agreement

The Company has entered into a co-administration agreement with the Adviser and an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Adviser and/or the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the net asset value and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian. For the three and nine months ended September 30, 2015, the Company incurred expenses for services provided by the Administrator of $146,615 and $386,124, respectively. For the period from September 5, 2014 (commencement of operations) to September 30, 2014, the Company incurred expenses for services provided by the Administrator of $33,231. As of December 31, 2014 and September 30, 2015, $33,231 and $178,918 remained payable, respectively, and is included within accrued expenses and other liabilities on the statement of assets and liabilities.

Transfer Agent Fees

Effective with the Conversion, American Stock Transfer & Trust Company, LLC became the Company’s transfer agent, distribution paying agent and registrar.

As of December 31, 2014 and September 30, 2015, Credit Suisse Alternative Capital, LLC, an affiliate of Credit Suisse owned 100% and 95% of the Company, respectively.

6. Net Assets

For the nine months ended September 30, 2015, the Company issued the following shares through its monthly subscription process:

Month	Shares Issued	Per Share Net Asset Value	Subscription
March 31, 2015	608,523	$10.09	$6,140,000
April 30, 2015	449,754	$10.15	$4,565,000
May 29, 2015	90,998	$10.22	$930,000
June 30, 2015	4,361	$10.09	$44,000
July 31, 2015	31,988	$10.16	$325,000
August 31, 2015	4,888	$10.23	$50,000
September 30, 2015	4,960	$10.08	$50,000

7.	Dividends and Distributions

The Company intends to pay quarterly dividends to its common stockholders from its net income. Such dividends are accrued for and recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually. For the nine months ended September 30, 2015, the Company paid the following dividends:

Rate per Share	Declaration Date	Record Date	Ex-Date	Pay-Date
$0.1950	June 15, 2015	June 15, 2015	June 30, 2015	June 30, 2015
$0.2239	September 23, 2015	September 23, 2015	September 30, 2015	September 30, 2015

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and declares a cash dividend, the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. For the nine months ended September 30, 2015, the Company issued 15,879 shares under the dividend reinvestment plan.

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

The following information sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015.

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014 (1)	2015	2014 (1)
Numerator for basic and diluted earnings per share - increase in net assets from operations	$4,982,643	$1,479,055	$6,541,334	$1,479,055
Denominator for basic and diluted earnings per share - weighted average shares outstanding	23,314,980	22,114,476	22,962,502	22,114,476
Basic and diluted earnings per share	$0.21	$0.07	$0.28	$0.07

(1) For the period from September 5, 2014 (commencement of operations) to September 30, 2014.

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

9.	Organization Costs and Offering Costs

Organization costs are expensed as incurred by the Company.

The Adviser bears all operating and overhead expenses incurred in connection with the management of the Company with regard to the salaries and wages of the Adviser’s officers and employees attributable to the Company.

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

The Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) on October 31, 2014 with Capital One, N.A., as administrator, and various lenders under which the Company can borrow an aggregate principal amount of $75 million (the “Facility Amount”) for the financing of investments. On January 14, 2015, pursuant to the terms of the Credit Agreement the Company increased the Facility Amount to $125 million. On April 2, 2015 and July 7, 2015, the Company further increased the Facility Amount to $230 million in total. As of September 30, 2015 the Credit Agreement provided for borrowings in the aggregate amount of $230 million, with an accordian feature permitting the Company to seek an increase of the Facility Amount of up to $300 million, subject to certain conditions. The senior secured revolving credit facility under the Credit Agreement is referred to herein as the “Revolving Credit Facility”. Interest is charged at the 3 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.00% (average 2.95%) The Company shall pay to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.75% of the commitment provided by the lender. The Credit Agreement is set to mature five years from the closing date of the facility. As of September 30, 2015 and December 31, 2014, the Company had outstanding borrowings of $106,000,000 and $30,000,000, respectively. Costs of $2,237,500 were incurred in connection with obtaining and amending the Credit Agreement, which have been recorded as deferred financing costs on the Statement of Assets and Liabilities and are being amortized over the life of the Credit Agreement.

The summary information of the Revolving Credit Facility for the three and nine months ended September 30, 2015 (unaudited):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Credit facility expenses	$3,150	$—	$123,076	$—
Interest Expense	730,789	—	1,429,830	—
Amortization on borrowings	118,170	—	282,394	—
Line of credit administrative fees	25,000	—	75,000	—
Unused line of credit fees	167,215	—	407,021	—

Total Interest and Credit Facility Fees	$1,044,324	$—	$2,317,321	$—

Weighted average interest rate	2.94	—	2.95	—
Average outstanding balance	$97,179,348	$—	$64,005,495	$—

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

Capitalized terms used but not defined herein have the meaning assigned to them in the Credit Agreement.

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

The following is the financial highlights for a share of Common Stock outstanding during the nine months ended September 30, 2015 and for the period from September 5, 2014 (commencement of operations) to September 30, 2014.

	For the nine months ended	For the period ended
	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$10.23	$10.00
Net investment income (loss)	0.68	0.05
Net realized/unrealized gains (losses)	(0.41)	0.02

Net increase (decrease) in net assets resulting from operations	0.27	0.07

Dividend declared from:
Net investment income	(0.42)	—

Net asset value, end of period	$10.08	$10.07

Shares outstanding, end of period	23,325,827	22,114,476
Total return(2)(5)	2.67%	0.70%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$235,192	$222,624
Average debt per unit	$2.74	$—
Ratio of total expenses to average net assets(3)	6.2%	2.8%
Ratio of net expenses to average net assets(3)	5.9%	2.6%
Ratio of net investment income to average net assets before waiver(3)	9.1%	10.1%
Ratio of net investment income to average net assets after waiver(3)	9.5%	10.3%
Ratio of interest expenses to average net assets(3)	1.3%	—
Ratio of incentive fees to average net assets	1.4%	0.1%
Portfolio turnover(5)	27.6%	5.4%
Credit Facility Payable	$106,000	$—
Asset coverage ratio(4)	3.22	—

(1)	The per share data derived by using the weighted average shares outstanding during the applicable period.
(2)	The total return is calculated by taking the increase or decrease in net assets value per share, adding distributions per share declared during the period, assuming distributions reinvestment prices based on the net asset value per share on ex-date, and dividing by the beginning net asset value per share.
(3)	Annualized except for Incentive Fees and organizational expense.
(4)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.
(5)	Not annualized.

13.	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Adviser’s experience, the Company expects the risk of loss to be remote. On September 30, 2015 no accrual has been recorded for these indemnifications in the financial statements.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draws, pursuant to which the Company may provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of September 30, 2015 and December 31, 2014, the Company had 0 and 1 unfunded uncommitted incremental capacity under loan and financing agreements, respectively.

	As of
	September 30, 2015
	(Unaudited)	December 31, 2014
New Standard Energy Texas LLC	$-	$1,650,000

14.	New Accounting Pronouncements

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

In preparing the financial statements as of September 30, 2015, management considered the impact of subsequent events for potential recognition or disclosure in these financial statements through the release of the report. No such events requiring recognition or disclosure were identified through the date of the release of the report.

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

Overview

Credit Suisse Park View BDC, Inc. (the “Company,” “us,” “we” or “our”), a Maryland corporation, is a closed-end, non-diversified investment management company that has elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our investment objective is to generate current income, and to a lesser extent, capital appreciation through direct investments in secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. We invest primarily in middle-market U.S. companies, which our Adviser believes are underserved by traditional lenders such as commercial banks and have limited access to public debt markets. The term “middle-market” generally refers to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $5 million and $75 million annually. The term “mezzanine” generally refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

We make investments through both primary originations and open-market secondary purchases. We invest across a number of different industries. Our investments will typically have maturities between three and ten years and generally range in size between $5 million and $50 million.

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

We are offering for sale on a continuous basis a maximum of $500 million of our common stock, $0.01 par value per share, at price that is equal to the current per share net asset value of our common stock, on a “best efforts” basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the “Registration Statement”) (File No. 333-198981), filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended and supplemented (the “Offering”). On March 19, 2015, our Registration Statement was declared effective by the SEC. Credit Suisse Securities (USA), LLC (the “Dealer Manager”), our affiliate, serves as the dealer manager of the Offering. As of September 30, 2015, we have sold $12.1 million of our common stock pursuant to the Offering.

We are externally managed by Credit Suisse Asset Management, LLC (the “Adviser”), which is registered as an investment adviser with the SEC, pursuant to an investment advisory agreement. Under the investment advisory agreement we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the co-administration agreement that we entered into with the Adviser, the Adviser will bear all expenses in connection with the performance of its services under the co-administration agreement. Under the administration agreement that we entered into with State Street Bank and Trust Company, we will pay State Street Bank and Trust Company reasonable compensation, as may be agreed upon from time to time in writing.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our Regulated Investment Company (“RIC”) status, we will have to meet specified source-of-income and asset diversification requirements. To be eligible for tax treatment under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for U.S. federal income tax purposes, we will have to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2015, our investment portfolio of $331.8 million (at fair value) consisted of investments in 26 portfolio companies, as compared to $249.1 million (at fair value) consisting of investments in 19 portfolio companies as of December 31, 2014. As of September 30, 2015, our portfolio was comprised of 99.3% senior secured loans (including 52.5% first lien debt, 34.2% unitranche and/or criss-cross collateral debt, 12.6% second lien debt) and 0.7% equity and other investments at fair value, of which 88.06% of the portfolio was invested in floating-rate debt, 11.9% was invested in fixed-rate debt, and the remainder in equity and other investments.

As of December 31, 2014, our portfolio was comprised of 99.4% senior secured loans (including 44.5% first lien debt, 49.2% First Lien/Last-Out Unitranche and 5.7% second lien debt) and 0.6% equity and other investments at fair value, of which 90.5% of the portfolio was invested in floating-rate debt, 8.9% was invested in fixed-rate debt, and the remainder in equity and other investments.

We originate and invest primarily in privately-held middle-market companies through secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. The composition of our investment portfolio as of September 30, 2015 and December 31, 2014 was as follows:

	As of September 30, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured – First Lien	$175,220,154	$174,388,157	$111,313,527	$110,904,519
First Lien/Last-Out Unitranche	114,689,902	113,410,544	123,153,827	122,449,518
Senior Secured – Second Lien	41,909,406	41,798,755	14,290,466	14,284,238
Equity and Other	2,053,380	2,250,005	1,844,945	1,463,300

Total Investments	$333,872,842	$331,847,461	$250,602,765	$249,101,575

At September 30, 2015, our average portfolio company investment at amortized cost and fair value was approximately $12.8 million and $12.7 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $24.1 million and $24.1 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $13.1 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.0 million and $20.0 million, respectively.

The weighted average yield on all of our current debt investments at September 30, 2015 was approximately 10.6% (9.9% excluding payment in kind (“PIK”) interest). The weighted average yield on all of our current debt investments at December 31, 2014 was approximately 10.7% (10.4% excluding PIK interest). The weighted average yield was computed using the effective interest rates for all of our current debt investments to maturity from September 30, 2015 or December 31, 2014, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity

During the nine months ended September 30, 2015, we invested approximately $166.9 million in 16 portfolio companies, including 11 new portfolio companies. Of these 11 new investments, 99.2% were senior secured loans (including 57.6% first lien debt, 18.2% first lien unitranche and/or criss-cross collateral debt, 23.4% second lien debt) and 0.8% were equity and other at fair value, of which 91.0% of the new investments were floating-rate debt at fair value. During the nine months ended September 30, 2015, we received $78.7 million proceeds from investments.

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

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of September 30, 2015, we had one loan on non-accrual status, which represents approximately 3.4% of the fair value of our portfolio.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and the Period Ended September 30, 2014

Since we commenced our investment activities on September 5, 2014, the results of operations for the period ended September 30, 2014 represents only 26 days of operations, as compared to 90 days and 270 days for the three and nine months ended September 30, 2015, respectively, which accounts for most of the differences in operating results over these two periods.

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

Investment income for the three and nine months ended September 30, 2015 totaled $12 million and $26.8 million, respectively, including $8.7 million and $22.4 million, respectively, of interest income, attributable to interest on our debt investments. Investment income for the period from September 5, 2014 to September 30, 2014 totaled $2.0 million, including $1.6 million of interest income, attributable to interest on our debt investments.

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

As of September 30, 2015, we have incurred $1.5 million of offering costs. The Adviser is responsible for the payment of our offering expenses in excess of $1.5 million, and we will not reimburse the Adviser for any offering expenses that exceed $1.5 million. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Offering costs are charged as an expense over a 12 month period upon receipt of a formal commitment of external capital. As of March 31, 2015, we have received formal commitment of external capital, and offering expenses incurred for the three and nine months ended September 30, 2015 were $0.4 million and $0.8 million, respectively.

The base management fees for the three and nine months ended September 30, 2015 were $1.4 million and $3.8 million, respectively, net of $0.2 million and $0.5 million, respectively, waived by the Adviser as provided for in the Advisory Agreement. The base management fees for the period from September 5, 2015 to September 30, 2014 were $0.2 million, as provided for in the Advisory Agreement.

Credit Facility

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders (the “Credit Facility”). As of September 30, 2015, the Credit Facility provided for borrowings in an aggregate amount of $230 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300.0 million, subject to certain conditions. Borrowings under the Credit Facility were $106.0 million and $30.0 million as of September 30, 2015 and December 31, 2014, respectively. Interest is charged at the 1 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.00% (average 2.95%). The Company pays to the lender a structuring fee equal to 0.25% of the current amount of permitted borrowings. The Company will also pay to the lenders a commitment fee equal to 0.375% times the commitment provided by the lenders. For the three and nine months ended September 30, 2015, the weighted average interest rate under the Credit Facility was approximately 2.94% and 2.95%, respectively. The Company recorded interest and fee expense of $1.0 million and $2.3 million for the three and nine months ended September 30, 2015, respectively.

Net Investment Income

For the three and nine months ended September 30, 2015, net investment income was $7.3 million and $15.6 million, respectively. For the period from September 5, 2014 to September 30, 2014, net investment income was $1.1 million.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three and nine months ended September 30, 2015, the Company realized losses on its investments of $1.5 million and $8.6 million, respectively. The Company had no realized losses on its investments during the period from September 5, 2014 to September 30, 2014.

Net Change in Unrealized Appreciation / (Depreciation) of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments totaled $0.8 million and $0.5 million for the three and nine months ended September 30, 2015 and $0.4 million in unrealized appreciation for the period from September 5, 2014 to September 30, 2014.

Net Increase in Net Assets Resulting from Operations

For the three months ended September 30, 2015, net increase in net assets resulting from operations totaled $5.0 million, or $0.21 per common share (based on 23,314,980 weighted average common shares outstanding at September 30, 2015). For the nine months ended September 30, 2015, net increase in net assets resulting from operations totaled $6.5 million, or $0.28 per common share (based on 22,962,502 weighted average common shares outstanding at September 30, 2015).

For the period from September 5, 2014 to September 30, 2014, net increase in net assets resulting from operations totaled $1.5 million, or $0.07 per common share (based on 22,114,476 weighted average common shares outstanding at September 30, 2014).

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $76.8 million for the nine months ended September 30, 2015, primarily in connection with the purchase of investments. Our financing activities provided cash of $77.0 million, primarily from borrowings under the Credit Facility, during the same period.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of September 30, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the nine months ended September 30, 2015. As of September 30, 2015 our asset coverage ratio was 322%.

As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of $7.4 million and $7.2 million, respectively.

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

Contractual Obligations

The following table reflects contractual obligations arising from the Credit Facility as of September 30, 2015:

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Credit Facility	$106,000,000	—	—	$106,000,000	—

Total debt	$106,000,000	—	—	$106,000,000	—

Commitment and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2015 we had no outstanding commitments. As of December 31, 2014, we had outstanding commitments to fund investments totaling $1.7 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of September 30, 2015, we had no off-balance sheet arrangements.

Regulated Investment Company Status and Dividends

We have elected to be treated as a RIC under Subchapter M of the Code. If we continue to qualify as a RIC, we will not be taxed on our investment company taxable income or realized net capital gains, to the extent that such taxable income or gains are distributed, or deemed to be distributed, to stockholders on a timely basis.

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

To continue to qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we continue to qualify as a RIC, we will also be subject to a federal excise tax, based on distributive requirements of our taxable income on a calendar year basis.

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

We generally invest in illiquid securities, including debt and equity investments, of middle-market companies. Our board of directors has delegated to the Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of our portfolio investments. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the board of directors contemplate a multi-step valuation process each quarter, as described below:

•	our valuation process will begin with each portfolio company or investment being valued preliminarily by the Adviser with such valuation taking into account the financial performance of the portfolio company, feedback from management on the portfolio company’s operations, general market conditions and other factors. This preliminary valuation conclusion will then be submitted on a quarterly basis to an independent valuation firm engaged by the board of directors to provide an opinion on a final range of values for each portfolio company or investment;

•	once preliminary valuations have been reviewed and vetted, they will be submitted to the Adviser’s valuation committee for discussion and final documentation;

•	the valuation committee will review these valuations, and, if applicable, will respond and supplement the preliminary valuation to reflect any of their comments; and

•	the Adviser will present the valuation committee’s recommendations to the board of directors for its review and approval.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2—Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level 3—Valuations based on significant inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon Management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 87.4% of the loans in our portfolio bore interest at floating rates. All of the floating rate loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of September 30, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our annual net income by less than $250,000 due to current floors in place. A hypothetical decrease in LIBOR would not reduce our net income, again, due to the aforementioned floors in place but could increase our net income as borrowings under our credit facility are not subject to a LIBOR floor. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period since August 5, 2014 (inception) through December 31, 2014 and the nine months ended September 30, 2015, we did not engage in hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2015, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we issued 8,692 shares of our common stock under our dividend reinvestment plan pursuant to an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued under the dividend reinvestment plan during the three months ended September 30, 2015 was approximately $87,620.

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

Dated: November 13, 2015

	By:	/s/ John G. Popp
Name: John G. Popp
Title: Chief Executive Officer

	By:	/s/ Rocco DelGuercio
Name: Rocco DelGuercio
Title: Chief Financial Officer