Form 10-K
period 2015-12-31
Credit Suisse Park View BDC, Inc.
filed 2016-03-01
CIK 1619239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 814-01102

Credit Suisse Park View BDC, Inc.

(Exact Name of Registrant as Specified in its Charter)

Maryland	47-2988105
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Madison Avenue, New York, NY	10010
(Address of Principal Executive Offices)	(Zip Code)

(212) 325-2000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing public offering of its shares of common stock pursuant to a Registration Statement on Form N-2, which shares are being sold at a price equal to its most recently determined net asset value per share, which was $9.48 as of January 29, 2016.

As of February 24, 2016, the Registrant had 23,453,847 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2015.

CREDIT SUISSE PARK VIEW BDC, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

In this annual report on Form 10-K, except as otherwise indicated, the terms:

•	“we,” “us,” “our,” and the “Company,” refer to Credit Suisse Park View BDC, Inc., a Maryland corporation, and its subsidiaries for the periods after its conversion to a Maryland corporation described elsewhere in this annual report on Form 10-K and to Credit Suisse Corporate Credit Solutions, LLC, a Delaware limited liability company, for the periods prior to its conversion to a Maryland corporation described elsewhere in this annual report on Form 10-K;

•	the “Adviser” refers to Credit Suisse Asset Management, LLC, a wholly owned, indirect subsidiary of Credit Suisse and our investment adviser and Co-Administrator;

•	“Credit Suisse” refers to Credit Suisse Group AG and its affiliated entities;

•	“CIG” refers to the Credit Investments Group of the Asset Management business of Credit Suisse;

•	“CCS Group” refers to the Corporate Credit Solutions Group within the CIG business (and previously within the Global Credit Products business within Credit Suisse’s Investment Banking division); and

•	“Administrators” refers to the Adviser, as our Co-Administrator, and State Street Bank and Trust Company (“State Street”), our administrator.

Item 1.	Business

General

We are an externally managed specialty finance company that is a closed-end, non-diversified investment management company formed in 2014 by the Asset Management business of Credit Suisse to focus on lending to middle-market companies. We are managed by the Adviser subject to the supervision of our Board of Directors, a majority of whom are independent.

Our investment objective is to generate current income, and to a lesser extent, capital appreciation through direct investments in secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. We invest primarily in middle-market U.S. companies, which our Adviser believes are underserved by traditional lenders such as commercial banks and have limited access to public debt markets. The term “middle-market” generally refers to companies with earnings before interest expense, income tax expense, depreciation and amortization, or “EBITDA,” between $5 million and $75 million annually. The term “mezzanine” generally refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness. We expect to make investments through both primary originations and open-market secondary purchases. We expect to invest across a number of different industries. We expect that our investments will typically have maturities between three and ten years and generally range in size between $5 and $50 million. If we are successful in achieving our investment objective, the Adviser believes that we will be able to provide our stockholders with consistent dividend distributions and attractive risk-adjusted total returns.

In addition to investments in U.S. middle-market companies, we may, subject to the limitations in the Investment Company Act of 1940, as amended (the “1940 Act”), invest a portion of our capital in opportunistic investments, such as in large U.S. companies, foreign companies, stressed or distressed debt, structured products or private equity. The proportion of these types of investments will change over time given our views on, among other things, the economic and credit environment in which it is operating, although these types of investments generally will constitute less than 30% of our total assets. See “Item 1 – Business – Regulation – Business Development Company Regulation: Qualifying Assets.”

In October 2014, we entered into a senior secured revolving Credit Facility with Capital One, N.A., as administrator, and various lenders. The Credit Facility has a maturity date of October 31, 2019. As of February 24, 2016, the Credit Facility provided for borrowings in an aggregate amount of $230 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300 million, subject to certain conditions. Borrowings under the Credit Facility bear interest at a per annum rate of LIBOR plus 2.75%. We intend to use the borrowings available under the Credit Facility to fund new and follow-on investments. As of February 24, 2016, we had $108 million outstanding under the Credit Facility.

We are a closed-end, non-diversified investment management company that has elected to be regulated as a Business Development Company (“BDC”) under the 1940 Act. As a BDC, we are required to comply with numerous regulatory requirements. We are permitted to, and expect to, finance our investments using debt and equity. However, our ability to use debt is limited in certain significant respects. See “Item 1 – Business – Regulation.” We intend to elect to be treated for U.S. federal income tax purposes, and have qualified, as a Regulated Investment Company (“RIC”) under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we distribute to our stockholders as dividends if we meet certain source-of-income, asset diversification and minimum distribution requirements.

Portfolio Composition

Our investments typically have maturities between three and ten years and will generally range in size from $5 million to $50 million. We may also selectively invest in larger positions, and we generally expect that the size of our positions will increase in proportion to the size of our capital base. Pending such investments, we may reduce our outstanding indebtedness or invest in cash, cash equivalents, U.S. government securities and other high-quality debt investments with maturities of one year or less. In the future, we may adjust opportunistically the percentage of our assets held in various types of loans, our principal loan sources and the industries to which we have greatest exposure, based on market conditions, the credit cycle, available financing and our desired risk/return profile.

As of December 31, 2015, our investment portfolio of $337.7 million (at fair value) consisted of investments in 28 portfolio companies, as compared to $249.1 million (at fair value) consisting of investments in 19 portfolio companies as of December 31, 2014. As of December 31, 2015, our portfolio was comprised of 96.4% senior secured loans (including 52.2% first lien debt, 32.1% first lien unitranche and/or criss-cross collateral debt and 12.1% second lien debt) and 3.6% equity and other investments at fair value, of which 88.6% of the portfolio was invested in floating-rate debt, 7.8% was invested in fixed-rate debt, and the remainder in equity and other investments. As of December 31, 2014, our portfolio was comprised of 99.4% senior secured loans (including 44.5% first lien debt, 49.2% first lien unitranche and/or criss-cross collateral debt, 5.7% second lien debt) and 0.6% equity and other investments at fair value, of which 90.5% of the portfolio was invested in floating-rate debt, 8.9% was invested in fixed-rate debt, and the remainder in equity and other investments.

The weighted average yield on all of our current debt investments at December 31, 2015 was approximately 10.4% (10.3% excluding payment-in-kind (“PIK”) interest), as compared to approximately 10.7% (10.4% excluding PIK interest) at December 31, 2014. The weighted average yield was computed using the effective interest rates for all of our debt investments to maturity from December 31, 2015 and 2014, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

During the year ended December 31, 2015, we invested approximately $203.5 million (face value) in 20 portfolio companies, including 14 new portfolio companies. Of these 14 new investments, 99.1% were senior secured loans (including 63.0% first lien debt, 17.5% first lien unitranche and/or criss-cross collateral debt and 18.7% second lien debt) at fair value, of which 92.6% of the new investments were floating-rate debt and 6.5% was in fixed-rate debt.

Status of Our Continuous Public Offering

Since commencing our continuous public offering on March 20, 2015 through December 31, 2015, we received and accepted subscriptions for 1,339,371 shares of our common stock for gross proceeds of $13.5 million at an average price per share of $10.11, including shares purchased by our affiliates. The gross proceeds received include reinvested shareholder distributions of $338,104 pursuant to our distribution reinvestment plan, for which we issued 34,772 shares of common stock.

Our Board of Directors has the authority to suspend our continuos public offering at anytime.

Corporate History and Information

We were formed as Credit Suisse Corporate Credit Solutions, LLC, a Delaware limited liability company, on August 5, 2014, by the Asset Management business of Credit Suisse. On January 30, 2015, we converted to a Maryland corporation and changed our name to Credit Suisse Park View BDC, Inc. The CCS Group, founded in late 2011, was the middle-market direct lending platform within the Credit Suisse Investment Banking division’s top-ranked leveraged finance business, deploying Credit Suisse’s capital directly into lending opportunities that fell outside Credit Suisse’s traditional syndicated loan effort. During this period, the CCS Group’s mandate was to source middle-market lending opportunities by leveraging the CCS Group’s proprietary network of middle-market participants, including, but not limited to, private equity firms, M&A/transaction/debt advisory services companies and intermediaries, lawyers and accountants as well as the origination channels and domain expertise of the broader Credit Suisse organization. These Credit Suisse origination channels have included both the International Wealth Management and the Investment Banking divisions of Credit Suisse. On September 5, 2014, the CCS Group and its investment team (the “CCS Team”) moved to the Adviser and became responsible for sourcing and managing investments for us. The CCS Team employs the same investment strategy and mandate as the CCS Group and continues to benefit from an ongoing affiliation with Credit Suisse, which we believe represents a unique asset as it offers exclusive access to a broad and often proprietary flow of investment opportunities in addition to allowing the CCS Team to gather important market intelligence critical to the evaluation of prospective investments. Further, our affiliation with CIG, which focuses on larger companies than those targeted by us, is expected to provide additional sourcing capabilities, as well as expertise, that should enable us to further enhance returns across a broad range of attractive middle-market lending opportunities.

In order to expedite the ramp up of our investment activities and further our ability to meet our investment objective, on September 5, 2014, Credit Suisse Alternative Capital, LLC, an indirect, wholly owned subsidiary of Credit Suisse, made an approximately $221 million capital contribution to us. We then used the proceeds from the capital contribution to purchase from Credit Suisse Loan Funding LLC, an indirect, wholly owned subsidiary of Credit Suisse, an approximately $206 million portfolio of primarily senior secured loans, originated and structured by the CCS Team over the two and a half years prior to the launch of our continuous public offering while operating as part of the Global Credit Products business within the Investment Banking division of Credit Suisse using Credit Suisse’s proprietary capital. An independent third-party valuation service determined that the valuation of the initial portfolio we purchased was within an acceptable range of values. Separately, prior to the purchase of our portfolio, the valuation of our initial portfolio was approved by our Board of Directors based in part on a review of the third-party valuation report.

Our principal executive offices are located at One Madison Avenue, New York, New York 10010, and our telephone number is (212) 325-2000.

Credit Suisse Asset Management, LLC

Credit Suisse Asset Management, LLC serves as our investment adviser. The Adviser is part of Credit Suisse’s Asset Management business, which has approximately 2,200 employees globally. Credit Suisse provides its clients with investment banking and private banking and wealth management services worldwide. The Asset Management business of the International Wealth Management division of Credit Suisse is comprised of a number of legal entities around the world that are subject to distinct regulatory requirements. With offices in 18 countries, Credit Suisse’s Asset Management business operates as a globally integrated network to deliver Credit Suisse’s best investment ideas and capabilities to clients around the world. As of December 31, 2015, the Adviser managed assets of approximately $51.2 billion in the Americas and managed assets of approximately $324.7 billion worldwide.

On September 5, 2014, the CCS Team, led by Jens Ernberg and Thomas Hall, moved from the Investment Banking division of Credit Suisse to the Adviser within Credit Suisse’s Asset Management business. The CCS Team is responsible for sourcing investment opportunities, conducting industry research, performing diligence on potential investments, structuring our investments and monitoring our portfolio companies on an ongoing basis.

The CCS Team and other investment professionals of the Adviser have experience in the capital markets, including work on deal origination, due diligence, transaction structuring, and portfolio management in the public and private markets across a wide spectrum of securities and industries. The Adviser believes that the experience of its investment professionals, and the CCS Team in particular, should position us to achieve attractive risk-adjusted returns.

The investment approach of the CCS Team is primarily to originate and invest in loans to middle-market companies and generally focuses on the following:

•	investing in adjustable-rate, senior secured investment opportunities;

•	maintaining a principal preservation/absolute return focus;

•	investing capital in a disciplined manner with an eye towards finding opportunities in both positive and negative markets, without attempting to time markets; and

•	evaluating investment opportunities on a risk-adjusted return basis.

We are currently employing the investment approach and strategy the CCS Team developed and implemented by the CCS Team prior to the launch of our continuous public offering of investing in middle-market companies. The approach focuses on our objective of generating current income, and to a lesser extent, capital appreciation.

Market Opportunity

The Adviser believes the middle-market lending environment provides opportunities for us to meet our goal of making investments that generate attractive risk-adjusted returns as a result of a combination of the following factors:

Limited Availability of Capital for Middle-Market Companies. The Adviser believes that regulatory and structural changes in the market have reduced the amount of capital available to middle-market companies. Specifically, the Basel III accord, the adoption of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and recent regulations implemented by the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation are expected to significantly increase capital and liquidity requirements for banks, decreasing their capacity and appetite to hold non-investment grade loans on their balance sheets. In addition, the number of lenders serving the middle-market has declined as traditional participants, such as commercial banks and specialty finance companies, have consolidated and are pursuing larger opportunities and as many non-traditional lenders, often referred to as the “shadow banking sector” (e.g., hedge funds, private equity funds, mezzanine funds and structured vehicles) have struggled with illiquidity, been unable to satisfy investor expectations, or exited the market. Finally, while the institutional leveraged loan and high-yield bond markets have enjoyed significant investor interest in the past several years, middle-market companies are unable to access those markets as they fail to meet the size and liquidity requirements imposed by the institutional investor community.

Robust Demand for Debt Capital. The Adviser believes nearly 200,000 middle-market companies (defined for this purpose as generally those companies with revenues of between $10 million and $1 billion) will continue to require access to debt capital to refinance existing debt, support growth and finance acquisitions. In addition, the Adviser believes the large amount of uninvested capital held by private equity funds will continue to drive deal activity. According to PitchBook Data, Inc., as of June 30, 2014, there was approximately $322.0 billion of uninvested capital held by private equity funds with between $100 million and $1 billion of assets under management that was raised from 2006 to 2013. The Adviser expects that private equity firms will continue to pursue acquisitions and to seek to leverage their equity investments with debt provided by companies such as us.

Compelling Investment Dynamics. The Adviser believes that the imbalance between the supply of, and demand for, middle-market debt capital creates transaction dynamics that offer opportunities to make investments with attractive risk-adjusted rates of return. In addition to commanding higher pricing, principally due to illiquidity, the directly negotiated nature of middle-market financings generally provides for more favorable terms to the lender, including more conservative leverage, stronger covenants and reporting packages, better call protection, and more restrictive change-of-control provisions. In addition, middle-market companies often have simpler capital structures than those of larger borrowers, which the Adviser believes facilitates a streamlined underwriting process and improves returns to lenders during a restructuring process. Further, middle-market default rates have historically been lower, and recovery rates higher, as compared to those of the larger, broadly syndicated market, which may lead to lower cumulative losses over time.

Disparate Financing Needs. Middle-market borrowers’ needs vary considerably based on company- or industry-specific circumstances. The Adviser believes that the number of capital providers with the capabilities and flexibility of mandate to deliver tailored “one-stop” solutions addressing the idiosyncratic needs of the market remains limited. The Adviser believes that the combination of the broad investment mandate offered by the BDC construct and the CCS Team’s experience in designing and investing in custom solutions across the capital structure positions us as a desirable lending partner to middle-market companies.

Distinctive Lender Capabilities. Lending to middle-market companies requires specialized due diligence and underwriting capabilities, as well as extensive ongoing monitoring. Middle-market lending also is generally more labor-intensive than lending to larger companies due to smaller investment sizes and the lack of publicly available information on these companies. We believe the Adviser’s experience and resources position us more strongly to lend to middle-market companies than many other capital providers.

Potential Competitive Advantages

We believe that we have the following competitive advantages over other middle-market lenders:

Experienced Investment Team. The CCS Team, led by Messrs. Ernberg and Hall, has more than 60 years of cumulative experience in middle-market advisory, leveraged lending, credit research, and debt restructuring, including founding and running the CCS Group platform within the Investment Banking division of Credit Suisse. Messrs. Ernberg and Hall have 17 years and 19 years of experience, respectively, along with the remaining members of the CCS team who have an average of more than 11 years of experience each. The CCS Team expects to deploy the same disciplined and rigorous investment strategy on our behalf as it has for Credit Suisse since inception.

Distinctive Origination Platform. The CCS Team has developed a deep sourcing network comprised of professional management teams, private equity sponsors, investment bankers, middle-market M&A advisers, debt placement intermediaries, law firms, accounting professionals, business consultants, and restructuring advisers. In addition, the CCS Team has broadened its reach through partnering with commercial banks, specialty finance companies and other “club” investors to leverage their substantial origination infrastructure to identify, structure and fund investment opportunities. Finally, the CCS Team expects to continue to access proprietary deal flow from its affiliation with Credit Suisse’s Investment Banking division and its former Private Bank and Wealth Management division.

Attractive Investment Profile. The CCS Team believes its experience and approach to middle-market lending will generate attractive risk-adjusted rates of return for investors while minimizing downside risk. The CCS Team currently expects that most of the investments we complete will consist of floating rate senior secured loans to private companies. As of December 31, 2015, our portfolio was comprised of 96.4% senior secured loans (including 52.2% first lien debt, 32.2% first lien unitranche and/or criss-cross collateral debt and 12.1% second lien debt) and 3.6% equity and other investments at fair value, of which 88.6% of the portfolio was invested in floating-rate debt, 7.8% was invested in fixed-rate debt, and the remainder in equity and other investments. Senior secured loans generally benefit from a first lien security interest in all of the issuer’s assets and rank senior in priority to all other securities in the capital structure. The CCS Team subjects each investment to a rigorous underwriting process that involves, among other things, meetings with management, conducting background checks on the company’s executive officers and, in certain cases, equity owners, evaluating industry dynamics and the company’s competitive position, visiting the company’s facilities, speaking with the company’s customers and vendors, reviewing historical and projected financial performance, and identifying potential legal, environmental or other liabilities that may impact the company’s prospects and ability to service the loans. In addition to contracting third party advisers to assist in tasks such as evaluating a borrower’s quality of earnings, the CCS Team has access to Credit Suisse’s investment bankers and strategists that offer additional perspectives on market dynamics, company valuations and relative pricing of risk. In addition to determining that there is adequate coverage in the form of hard assets or enterprise value for its loans, the CCS team also seeks to structure investments to include protections that minimize downside risks, such as requesting additional guarantees and requiring the company to agree to affirmative and negative covenants limiting, for example, its ability to incur additional debt or to distribute earnings or cash flows before the loans have been retired.

Flexible Investment Mandate. The CCS Team employs a flexible, yet disciplined investment approach to generate attractive risk-adjusted returns based on company-specific considerations, prevailing market conditions, or transaction dynamics. While we typically invest in senior secured floating rate debt, the CCS Team may determine that circumstances specific to the investment dictate that a second lien or mezzanine loan offers the most compelling relative value investment in the capital structure. Similarly, when market conditions result in tight credit spreads for primary originations, the CCS Team may selectively seek to acquire investments in the secondary markets, such as securities in stressed or distressed companies, or pursue opportunities in out-of-favor industries where risk is more attractively priced. The CCS Team has successfully invested in a wide range of transaction types across a broad cross-section of industries. This experience should position us to capitalize on market cycles by deploying capital in opportunities that the CCS Team perceives to have the greatest risk-adjusted return potential. In addition, the CCS Team focuses primarily on transactions where deal dynamics allow it to exert significant influence over the structure of the transaction, including the composition of the capital structure and the terms and pricing of the various tranches of debt.

Active Portfolio Monitoring. The Adviser closely monitors the investments in the portfolio and takes a proactive approach to identifying and addressing sector- or company-specific risks. The CCS Team receives and reviews detailed financial information from portfolio companies no less than quarterly in addition to maintaining regular dialogue with company management teams regarding current and forecasted performance. The vast majority of our investments have financial covenants that provide an early warning of potential problems facing borrowers, allowing lenders, including us, to identify and carefully manage risk.

Successful Affiliation with Credit Suisse. Our affiliation with Credit Suisse, a top-ranked leveraged loan arranger, provides differentiated access to investments with attractive risk-adjusted return profiles. The CCS Team believes that the platform positions the team to identify opportunities that are less competitive and offer greater ability to dictate terms and structure. We enjoy the following benefits from our affiliation:

•	Brand Recognition. Credit Suisse’s brand recognition as a global investment bank and leveraged finance institution represents a distinctive competitive advantage for us in securing investment opportunities. The CCS Team believes middle-market companies with growth aspirations recognize the potential benefits of partnering with Credit Suisse and developing an investor following that may offer greater access to the institutional capital markets or expand liquidity options once they achieve those objectives. In addition, the CCS Team believes the affiliation with Credit Suisse positions us as a more desirable partner than competitive capital providers that may be less recognizable to borrowers.

•

Proprietary Deal Flow. Our ability to successfully leverage Credit Suisse’s global platform is expected to continue to result in a substantial flow of high quality investment opportunities. The CCS Team expects to maintain an active dialogue with senior members of Credit Suisse’s Investment Banking

(including with its financial sponsors (private equity) group, industry coverage bankers, and its debt and its equity capital markets teams) and personnel of Credit Suisse’s former Private Banking & Wealth Management division that will result in a steady flow of opportunities, many of which are proprietary to Credit Suisse. Further, we will benefit from the capabilities and reach, industry expertise and sourcing capabilities of CIG, which, as of December 31, 2015, managed over $37.7 billion of debt investments across a broad universe of industries, including approximately $33.4 billion of our loan investments $3.6 billion in High Yield and $674 million in Structured Credit. The volume of deals with attractive transaction dynamics originated through the Credit Suisse platform has allowed the CCS Team to be highly selective in choosing investments to pursue and to close.

•	Access to Significant Credit Suisse Resources. We have access to the in-depth industry and capital markets knowledge of Credit Suisse’s investment bankers and strategists in evaluating, structuring and completing investments. The affiliation offers the CCS Team unique perspectives on how variables ranging from the macroeconomic environment to industry specific dynamics and leverage metrics impact the pricing of risk. In addition, the close interaction with investment bankers and capital markets professionals provides us and our portfolio companies with proprietary market insights, which allows us and them to capitalize on market windows to affect the most advantageous exits from existing investments.

•	Alignment of Incentives. Credit Suisse, through its indirect, wholly owned subsidiary, Credit Suisse Alternative Capital, LLC, made an approximately $221 million capital contribution to us in exchange for limited liability company interests and we used the proceeds from such investment to purchase a portfolio of loans originated and structured by the CCS Team. The large contribution helps further align the interests of the CCS Team and Credit Suisse and its employees with ours.

Credit Suisse Asset Management Platform. Credit Suisse’s Asset Management business (the “CSAM Business”) is one of the largest asset managers in the world, with $324.7 billion of assets under management as of December 31, 2015. The CSAM Business provides dedicated and distinct control and infrastructure functions focused on long-term sustainability and stewardship of its investment businesses. The CSAM Business has a dedicated global risk management team of professionals covering investment risk management, counterparty risk management, operational risk management and guideline monitoring. The CSAM Business has over 60 dedicated legal and compliance team members supported by nearly 800 professionals in Credit Suisse’s central legal and compliance department. The CCS Team will be able to leverage the CSAM Business’ support capabilities to our benefit, which will allow them to focus on managing our portfolio.

Investment Selection

The CCS Team has identified the following investment criteria and guidelines that it believes are important in evaluating prospective portfolio companies. However, not all of these criteria and guidelines were, or will be, met in connection with each of our investments.

Established Companies with Positive Cash Flow. We seek to invest in established companies with sound historical financial performance. We typically focus on companies with a history of profitability on an operating cash flow basis and that generate annual EBITDA of between $5 million and $75 million. We do not intend to invest in start-up companies that have not achieved sustainable profitability and cash flow generation or companies with speculative business plans.

Strong Competitive Position in Industry. We analyze the strengths and weaknesses of target companies relative to their competitors. The factors we consider include relative product pricing, product quality, customer loyalty, substitution risk, switching costs, patent protection, brand positioning and capitalization. We seek to invest in companies that have developed leading positions within their respective markets, are well positioned to capitalize on growth opportunities and operate businesses or are in industries with significant barriers to entry. We seek companies that demonstrate advantages when compared to their competitors, which may help to protect their market position and profitability.

Experienced Management Team. We seek to invest in companies that have experienced management teams. We also seek to invest in companies that have proper incentives in place, including having significant equity interests, to motivate management to act in concert with its interests as investors.

Diversified Customer and Supplier Base. We generally seek to invest in companies that have a diversified customer and supplier base. Companies with a diversified customer and supplier base are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Exit Strategy. We seek to invest in companies that we believe will provide a steady stream of cash flow to repay our debt investments and reinvest in their respective businesses. We expect that the primary means by which we exit our debt investments will be through the repayment of our investment by internally generated cash flow. In addition, we will seek to invest in companies whose business models and expected future cash flows may provide alternate methods of repayment, such as through a strategic acquisition by other industry participants, an initial public offering of common stock, a recapitalization or another transaction in the capital markets.

Investment Process Overview

Origination and Sourcing. The Adviser sources portfolio investments from a variety of different investment sources, including among others, management teams, financial intermediaries and advisers, investment bankers, private equity sponsors, family offices, accounting firms and law firms. The Adviser has and will also continue to source deal flow and referrals from Credit Suisse, including the Investment Banking division of Credit Suisse and Credit Suisse‘s former Private Bank and Wealth Management division. We believe that the breadth and depth of experience of the CCS Team across different industries and transaction types makes the CCS Team particularly qualified to source, analyze and execute investment opportunities.

Due Diligence Process. The process through which an investment decision is made involves extensive research into the company, its industry, its growth prospects and its ability to withstand adverse conditions. If one or more of the members of the CCS Team responsible for the transaction determine that an investment opportunity should be pursued, the CCS Team will engage in an intensive due diligence process. Though each transaction involves a somewhat different approach, the Adviser’s diligence of each opportunity may include:

•	understanding the purpose of the loan, the key personnel and variables, as well as the sources and uses of the proceeds;

•	meeting the company’s management, including top and middle-level executives, to get an insider’s view of the business, and to probe for potential weaknesses in business prospects;

•	checking management’s backgrounds and references;

•	performing a detailed review of historical financial performance, including performance through various economic cycles, and the quality of earnings;

•	contacting customers and vendors to assess both business prospects and standard practices;

•	conducting a competitive analysis, and comparing the company to its main competitors on an operating, financial, market share and valuation basis;

•	researching the industry for historic growth trends and future prospects as well as to identify future exit alternatives;

•	assessing asset value and the ability of physical infrastructure and information systems to handle anticipated growth;

•	leveraging Credit Suisse’s internal resources with institutional knowledge of the company’s business; and

•	investigating legal and regulatory risks and financial and accounting systems and practices.

Selective Investment Process. After an investment has been identified and preliminary diligence has been completed, a credit research and analysis report is prepared. This report is reviewed by the senior members of the CCS Team in charge of the potential investment. If these senior and other investment professionals are in favor of the potential investment, then a more extensive due diligence process is employed. Additional due diligence with respect to any investment may be conducted on our behalf by attorneys, independent accountants, and other third-party consultants and research firms prior to the closing of the investment, as appropriate on a case-by-case basis.

Structuring and Execution. Approval of an investment requires the approval of a majority of the members of our Investment Committee. The Investment Committee includes Messrs. Ernberg and Hall, our Co-Chief Investment Officers and each a senior investment professional of the CCS Team, John G. Popp, our Chief Executive Officer and President and a member of our Board of Directors and Louis I. Farano, a Managing Director of Credit Suisse in the Asset Management business. Once the Investment Committee has determined that a prospective portfolio company is suitable for investment, the CCS Team works with the management or sponsor of that company and its other capital providers, including senior, junior and equity capital providers, if any, to finalize the structure and terms of the investment.

Portfolio Monitoring. The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for us with respect to each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•	assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;

•	periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;

•	comparisons to other companies in the portfolio company’s industry;

•	attendance at, and participation in, board meetings; and

•	review of monthly and quarterly financial statements and financial projections for portfolio companies.

Structure of Investments

Our investment objective is generate current income, and to a lesser extent, capital appreciation through direct originations of secured debt, unsecured debt and, to a lesser extent, equity securities.

Debt Investments. The terms of our debt investments are tailored to the facts and circumstances of each transaction and prospective portfolio company. We negotiate the structure of each investment to protect our rights and manage our risk while providing funding to help the portfolio company achieve its business plan. We invest in the following types of debt:

•	First-lien debt. First-lien debt is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien debt may include stand-alone first-lien loans, “last out” first-lien loans, “unitranche” loans, criss-cross collateral loans and secured corporate bonds with similar features to these categories of first-lien loans.

•	Stand-alone first-lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

“Last out” first-lien loans. “Last out” first-lien loans have a secondary priority behind super-senior “first out” first-lien loans in the collateral securing the loans in certain circumstances. The arrangements for a “last out” first-lien loan are set forth in an “agreement among lenders,” which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans. Agreements among lenders also typically provide greater voting rights to the “last out” lenders than the intercreditor agreements to which second-lien lenders often are subject.

•	“Unitranche” loans. Unitranche loans combine features of first-lien, second-lien and mezzanine debt, generally in a first-lien position. In many cases, we may provide the borrower most, if not all, of the capital structure above the equity. The primary advantages to the borrower are the ability to negotiate the entire debt financing with one lender and the elimination of intercreditor issues.

•	Criss-cross collateral loans. Criss-cross collateral loans benefit from a mix of first and second priority security interests on the equity and tangible and intangible assets of the borrower. Typically, one class of lenders in criss-cross collateral loans would have a first-lien position on working capital assets and a second-lien position on non-working capital assets while another class of lenders would have a second-lien position on working capital assets and a first-lien position on non-working capital assets (including but not limited to, property, plant, and equipment, intellectual property, and a pledge of the borrower’s equity).

•	Second-lien debt. Our second-lien debt may include secured loans, and, to a lesser extent, secured corporate bonds, with a secondary priority behind first-lien debt. Second-lien debt typically is senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a security interest over assets of the issuer, though ranking junior to first-lien debt secured by those assets. First-lien lenders and second-lien lenders typically have separate liens on the collateral, and an intercreditor agreement provides the first-lien lenders with priority over the second-lien lenders’ liens on the collateral.

•	Mezzanine debt. Structurally, mezzanine debt usually ranks subordinate in priority of payment to first-lien and second-lien debt, is often unsecured and may not have the benefit of financial covenants common in first-lien and second-lien debt. However, mezzanine debt ranks senior to common and preferred equity in an issuer’s capital structure. Mezzanine debt investments generally offer lenders fixed returns in the form of interest payments and will often provide lenders an opportunity to participate in the capital appreciation, if any, of an issuer through an equity interest. This equity interest typically takes the form of an equity co-investment or warrants. Due to its higher risk profile and often less restrictive covenants compared to senior secured loans, mezzanine debt generally bears a higher stated interest rate than first-lien and second-lien debt.

Our debt investments are typically structured with the maximum seniority and collateral that we can reasonably obtain while seeking to achieve our total return target. We seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; and

•	negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative covenants (including reporting requirements), negative covenants (including financial covenants), lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board under some circumstances.

Among the types of first-lien debt in which we invest, we generally are able to obtain higher effective interest rates on our “last out” first-lien loans than on other types of first-lien loans, since our “last out” first-lien loans generally are more junior in the capital structure. Within our portfolio, we aim to maintain the appropriate proportion among the various types of first-lien loans, as well as second-lien debt and mezzanine debt, which allows us to achieve our target returns while maintaining our targeted amount of credit risk.

Equity Investments

Our investment in a portfolio company may include an equity interest, such as a warrant or profit participation right. In certain instances, we will also make direct equity investments, although those situations are generally limited to those cases where we are making an investment in a more senior part of the capital structure of the issuer.

Managerial Assistance

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described in the 1940 Act) significant managerial assistance without the issuer having to request such assistance. This assistance can involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and reimburse the Adviser, as our Co-Administrator, for its allocated costs in providing this assistance. See “Item 1 – Business – Regulation.”

Share Liquidity Strategy

By March 31, 2021 (i.e., within six years following the first closing of this offering), we intend to complete a liquidity event for our stockholders. We will view our offering stage as complete as of the termination date of our most recent public equity offering, which will include this offering and any follow-on offering. A liquidity event could include: (i) listing our shares on a national securities exchange; (ii) a merger or another transaction approved by our Board of Directors in which our stockholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation. We refer to the aforementioned scenarios as “liquidity events.” While our intention is to seek to complete a liquidity event by March 31, 2021, there can be no assurance that a suitable transaction will be available or that market conditions will be favorable during that timeframe. There can be no assurance that we will complete a liquidity event within this timeframe or at all. However, in the event we have not completed a liquidity event by March 31, 2021, our Board of Directors must promptly recommend and present to the stockholders for vote a plan for our dissolution, wind-up and termination (the “Dissolution”), provided that the Board may approve delaying the vote on the Dissolution for up to two successive periods of one year each. Our Board of Directors may not rescind or modify this liquidity policy without the vote of stockholders that would otherwise be required to approve the Dissolution. A majority vote of the stockholders will be required to effect the Dissolution. There can be no guarantee that the requisite vote will be obtained to approve the Dissolution. An investment in our common stock is not suitable if you require short-term liquidity with respect to your investment in us.

Beginning with the calendar quarter ending December 31, 2015, from time to time, we may determine to repurchase shares of our common stock to allow our stockholders to sell their shares back to us at a price equal to our most recently determined net asset value per share. We expect that any such share repurchases will include numerous restrictions that limit your ability to sell your shares. Our Board of Directors will determine, in its sole discretion, the number of shares to be repurchased during any period; provided that we intend to limit any such repurchases during a calendar quarter to up to 5.0% of the shares of common stock outstanding at the end of the immediately preceding calendar quarter. The limitations and restrictions relating to any share repurchases by us may prevent us from accommodating all repurchase requests made in any quarter.

Competition

We compete for investments with a number of BDCs and other investment funds (including private equity funds and venture capital funds), special purpose acquisition company sponsors, investment banks with underwriting activities, hedge funds that invest in private investments in publicly listed companies, traditional financial services companies such as commercial banks, and other sources of financing. Many of these entities have greater financial and managerial resources than we do. In addition, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC.

Employees

We do not currently have any employees and do not expect to have any employees. Our day-to-day operations are managed by the Adviser pursuant to a Co-Administration Agreement between us and the Adviser (the “Co-Administration Agreement”) and the Investment Advisory Agreement.

Available Information

Within 60 days after the end of each fiscal quarter, we distribute our quarterly report on Form 10-Q to all shareholders of record. In addition, we distribute our annual report on Form 10-K to all shareholders within 120 days after the end of each fiscal year. These reports are available on our website at www.us-fund.credit-suisse.com and on the Securities and Exchange Commission’s (the “SEC”) website at www.sec.gov. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and shareholders should not consider information contained on our website to be part of this Annual Report on Form 10-K.

We file with or submit to the SEC annual, quarterly and current reports, proxy statements and other information meeting the informational requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Shareholders may inspect and copy these reports, proxy statements and other information, as well as related exhibits and schedules, at the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549. Shareholders may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information filed electronically by us with the SEC, which are available on the SEC’s website at www.sec.gov. Copies of these reports, proxy and information statements and other information may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, DC 20549.

Determination of Net Asset Value

The value of our assets is determined quarterly and at such other times that an event occurs that materially affects the valuation. The valuation is made pursuant to Section 2(a)(41) of the 1940 Act, which requires that we value our assets as follows: (i) the market price for those securities for which a market quotation is readily available, and (ii) for all other securities and assets, fair value, as determined in good faith by our Board of Directors. As a BDC, Section 2(a)(41) of the 1940 Act requires the Board of Directors to determine in good faith the fair value of portfolio securities for which a market price is not readily available, and it does so in conjunction with the application of our valuation procedures by our Adviser.

There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each asset while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations in our consolidated financial statements.

Regulation

Investment Company Act of 1940

We have elected to be regulated as a BDC under the 1940 Act. A BDC is a special category of investment company under the 1940 Act that was added by Congress to facilitate the flow of capital to private companies and small public companies that do not have efficient or cost-effective access to public capital markets or other conventional forms of corporate financing. BDCs generally make investments in private or thinly-traded public companies in the form of long-term debt and/or equity capital, with the goal of generating current income or capital growth.

BDCs are closed-end funds that elect to be regulated as BDCs under the 1940 Act. As such, BDCs are subject to only certain provisions of the 1940 Act, as well as the Securities Act of 1933 (the “Securities Act”) (if their shares are publicly offered) and the Exchange Act. BDCs are provided greater flexibility under the 1940 Act than are other investment companies in dealing with their portfolio companies, issuing securities, and compensating their managers. BDCs can be internally or externally managed and may qualify to elect to be taxed as RICs for federal tax purposes. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters, and affiliates of those affiliates or underwriters. The 1940 Act requires that a majority of a BDC’s directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as a BDC unless approved by a majority of our outstanding voting securities.

The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of: (1) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (2) 50% of our voting securities.

We are generally not able to issue and sell our common stock at a price below our net asset value per share. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends, and in certain other limited circumstances.

As a BDC, we are not generally permitted to invest in any portfolio company in which a fund managed and controlled by the Adviser currently has a controlling interest, or to make any co-investments with such fund without an exemptive order from the SEC. We may, however, invest alongside Credit Suisse, certain of its affiliates and certain funds managed and controlled by the Adviser in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may invest alongside such other funds consistent with guidance promulgated by the SEC staff permitting us and such other funds to purchase interests in the same class of privately placed securities so long as certain conditions are met, including that no investment adviser, acting on its behalf or on behalf of other clients, negotiates any term other than price. We have applied for an exemptive order from the SEC that would permit us, among other things, to co-invest with certain other persons, including Credit Suisse, certain of its affiliates and certain funds managed and controlled by the Adviser. Any such order would be subject to certain terms and conditions, and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot provide assurances that we will be permitted to co-invest with Credit Suisse, certain of our affiliates and other funds managed and controlled by the Adviser or its affiliates, other than in the limited circumstances currently permitted by applicable SEC staff guidance and interpretations or in the absence of a prohibited joint transaction.

We may, however, invest alongside other clients of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and guidance.

If we are granted a co-investment exemptive order by the SEC, under current requirements of exemptive orders recently granted by the SEC, investment opportunities that are presented to funds managed and controlled by the Adviser must be referred to us and vice versa. For each such referral, the Adviser would independently analyze and evaluate whether the co-investment transaction is appropriate for us. In addition, co-investment transactions under an exemptive order are generally subject to the review and approval by our independent directors. For each co-investment transaction under an exemptive order, we would follow the conditions of the exemptive order, which are designed to ensure the fairness to us of the co-investment transaction.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed a “principal underwriter” as that term is defined under the Securities Act. We may purchase or otherwise receive warrants which offer an opportunity (not a requirement) to purchase common stock of a portfolio company in connection with an acquisition financing or other investments. Similarly, we may acquire rights that obligate an issuer of acquired securities or their affiliates to repurchase the securities at certain times, under certain circumstances.

We do not intend to acquire securities issued by any investment company whereby our investment would exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot (1) acquire more than 3% of the total outstanding voting stock of any investment company, (2) invest more than 5% of the value of our total assets in the securities of one investment company, or (3) invest more than 10% of the value of our total assets in the securities of investment companies in general. These limitations do not apply where we (i) make investments in portfolio companies through a wholly owned subsidiary or (ii) acquire interests in a money market fund as long as we do not pay a sales charge or service fee in connection with the purchase. With respect to the portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

Private funds that are excluded from the definition of “investment company” pursuant to either Section 3(c)(1) or 3(c)(7) of the 1940 Act are also subject to certain of the limits under the 1940 Act noted above. Specifically, such private funds may not acquire directly or through a controlled entity more than 3% of our total outstanding voting stock (measured at the time of the acquisition). Investment companies registered under the 1940 Act are also subject to the restriction as well as other limitations under the 1940 Act that would restrict the amount that they are able to invest in our securities. As a result, certain investors would be required to hold a smaller position in our shares than if they were not subject to such restrictions.

We do not currently intend to issue any preferred stock. However, if we were to issue any preferred stock in the future, any such issuance must comply with the requirements of the 1940 Act. Additionally, the 1940 Act requires, among other things, that (1) immediately after issuance and before any dividend or other distribution is made with respect to our common stock and before any purchase of common stock is made, such preferred stock together with all other senior securities must not exceed an amount equal to 50% of our total assets after deducting the amount of such dividend, distribution or purchase price, as the case may be, and (2) the holder of shares of preferred stock, if any are issued, must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two full years or more. Certain other matters under the 1940 Act require a separate class vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would be entitled to vote separately as a class from the holders of common stock on a proposal involving a plan of reorganization adversely affecting such securities.

Business Development Company Regulation: Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which we refer to as qualifying assets, unless, at the time the acquisition is made, qualifying assets (not including certain assets specified in the 1940 Act) represent at least 70% of the company’s total assets. As discussed in greater detail below, the 1940 Act defines qualifying assets as principally including certain investments by a BDC in eligible portfolio companies. An eligible portfolio company is defined under the 1940 Act as any issuer which:

1.	is organized under the laws of, and has its principal place of business in, the United States;

2.	is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

3.	satisfies any of the following:

a.	does not have any class of securities that is traded on a national securities exchange;

b.	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

c.	is controlled by a BDC, either alone or as part of a group acting together, and the BDC has an affiliated person who is a director of the eligible portfolio company; or

d.	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

As relevant to its proposed business, the principal categories of qualifying assets under the 1940 Act are the following:

1.	Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC.

2.	Securities of any eligible portfolio company that we control.

3.	Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

4.	Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own at least 60% of the outstanding equity of the eligible portfolio company.

5.	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

6.	Cash, cash equivalents, U.S. Government securities, or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must have been organized and have its principal place of business in the United States and be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Business Development Company Regulation: Control and Managerial Assistance to Portfolio Companies

In order to count portfolio securities as qualifying assets for the purpose of the 70% test, we must also either control the issuer of the securities or offer to make available to the issuer of the securities (other than small and solvent companies described in the 1940 Act) significant managerial assistance without the issuer having to request such assistance. This assistance can involve monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and reimburse the Adviser, as our Co-Administrator, for its allocated costs in providing this assistance.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. Government securities, or high-quality debt securities maturing in one year or less from the time of investment so that 70% of our total assets are qualifying assets. Typically, we intend to invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed- upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we may not meet the diversification requirements in order to qualify as a RIC for U.S. federal income tax purposes. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. We expect that the Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Senior Securities

We are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.

Code of Ethics

We and the Adviser have each adopted a code of ethics, as required by federal securities laws. Under these codes of ethics, employees who are designated as access persons may engage in personal securities transactions, including transactions involving securities that are being considered for our portfolio or that are currently held by us, subject to certain general restrictions and procedures. The personal securities transactions of our access persons and those of the Adviser will be governed by the applicable code of ethics.

The Adviser and its affiliates manage other investment companies and accounts. The Adviser may give advice and take action with respect to any of the other funds it manages, or for its own account, that may differ from action taken by the Adviser on our behalf. Similarly, with respect to our portfolio, the Adviser is not obligated to recommend, buy or sell, or to refrain from recommending, buying or selling any security that the Adviser and its access persons, as defined by applicable federal securities laws, may buy or sell for its or their own account or for the accounts of any other fund. The Adviser is not obligated to refrain from investing in securities held by us or for any other funds it manages.

These codes of ethics can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (202) 551-8090. Copies of these codes of ethics are also available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov, and copies of these codes of ethics may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, Washington, D.C. 20549-0102.

Compliance Policies and Procedures

We and the Adviser have each adopted and implemented written compliance policies and procedures reasonably designed to prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures. Our chief compliance officer is responsible for administering our compliance policies and procedures and the Adviser’s chief compliance officer is responsible for administering the compliance policies and procedures for the Adviser.

Proxy Voting Policies and Procedures

We adopted the Adviser’s Proxy Voting Policies and Procedures as our policies and procedures, which are set forth in Appendix B, hereto. These policies are reviewed periodically by the Adviser as well as the Board of Directors, and, accordingly, are subject to change.

As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Investment Advisers Act of 1940 (the “Advisers Act”).

Proxy Voting Records

You may obtain information, without charge, regarding how the Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, c/o Credit Suisse Park View BDC, Inc. at One Madison Avenue, New York, New York 10010.

Securities Exchange Act and Sarbanes-Oxley Act

We are subject to the reporting and disclosure requirements of the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act of 2002, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

•	pursuant to Rule 13a-14 of the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in its periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose its conclusions about the effectiveness of its disclosure controls and procedures; and

•	pursuant to Rule 13a-15 of the Exchange Act, our management will be required to prepare a report regarding its assessment of our internal control over financial reporting.

The Sarbanes-Oxley Act requires us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and its regulations. We intend to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance.

Other

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement.

Banking Regulations

Credit Suisse is treated as a Bank Holding Company (“BHC”) under the Bank Holding Company Act (“BHCA”) and IBA, and is thereby subject to supervision and regulation by the Federal Reserve. On March 23, 2000, Credit Suisse elected to be treated as an Foreign Holding Company (“FHC”) under the BHCA, which is a status available to BHCs that meet certain criteria. The BHCA generally prohibits BHCs from acquiring an equity interest in non-banking entities unless certain exemptions apply. FHCs may engage in a broader range of activities than BHCs that are not FHCs, including a wide range of activities that are “financial in nature,” including certain banking, funds management, securities and merchant banking activities. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Credit Suisse is expected to “control” us within the meaning of the BHCA, these restrictions will likely apply to us as well.

Credit Suisse and the Adviser intend to rely on Credit Suisse’s FHC status to conduct their advisory and related activities involving us, and Credit Suisse intends to rely on its merchant banking authority (as described below) to hold its equity investment in us. Because Credit Suisse is expected to “control” us within the meaning of the BHCA, the Adviser intends to conform our equity investments and other investments and activities to the requirements of the BHCA as well.

We may be able to rely on Section 4(c)(6) of the BHCA to make equity investments. Pursuant to Section 4(c)(6), Credit Suisse and its subsidiaries, including us, may, as a general matter, make investments in the aggregate of not more than (i) 5% of a class of voting securities of a portfolio company, and (ii) 24.99% of the total equity of such company. Under the BHCA and applicable Federal Reserve Board interpretations, so-called “Section 4(c)(6) investments” must be “non-controlling” and “passive” — standards that substantially restrict business inter-relationships, common employees (e.g., officers and directors), cross-referrals, joint marketing and the like between the investor and its affiliates (i.e., Credit Suisse the Adviser and their affiliates), on the one hand, and the portfolio company, on the other. Unlike a Merchant Banking Investment (as defined below), a Section 4(c)(6) investment is not subject to a maximum holding period.

A proposed equity investment that would not be permissible as a Section 4(c)(6) or Section 4(c)(7) investment may be permitted as part of Credit Suisse’s merchant banking activities (in which event, such investment would be a “Merchant Banking Investment”).

Certain rules (the “Merchant Banking Rules”) adopted by the Federal Reserve and the United States Secretary of the Treasury governing the merchant banking activities of an FHC (i) place certain restrictions on Credit Suisse’s (and its subsidiaries’) involvement in the routine management and operations of a Merchant Banking Investment; (ii) provide guidelines that may restrict lending by the United States banking branch of Credit Suisse (the “CS United States Banking Office”) to us and its Merchant Banking Investments; (iii) limit other transactions by the CS United States Banking Office with portfolio companies and cross-marketing by the CS United States Banking Office with Merchant Banking Investments; (iv) require that Merchant Banking Investments only be held for such period of time as is necessary to enable disposition on a reasonable basis, and impose a maximum holding period on our Merchant Banking Investments (in general, 10 years, possibly extendable under certain circumstances and with certain restrictions with prior Federal Reserve approval); and (v) in general, only authorize Merchant Banking Investments in portfolio companies engaged in non-financial activities. The Merchant Banking Rules also contain certain record-keeping and reporting requirements.

In addition to the foregoing investment authorities, under the BHCA and the Federal Reserve’s Regulation K, Credit Suisse entities are authorized to invest in, control, and engage in the routine management and operation of any portfolio company which is not engaged in business in the United States (i.e., does not have an office, other than a representative office, or a subsidiary with an office, other than a representative office, in the United States) or, if it is so engaged in business in the United States, satisfies certain requirements as to the nature and scope of such business.

As a result of BHCA restrictions, we do not expect to invest in United States depository organizations or their holding companies.

Because Credit Suisse is expected to control us, we may be deemed to be a “banking entity” subject to the Volcker Rule. The Volcker Rule prohibits banking entities from engaging in “proprietary trading” and from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a covered fund, in each case other than pursuant to one of a number of enumerated exemptions. The Volcker Rule became effective on July 21, 2012, and banking entities are required to come into conformance with the Volcker Rule by the end of the Volcker Rule’s conformance period, which is currently expected to end on July 21, 2015. Final rules implementing the Volcker Rule’s provisions were published in the Federal Register on January 31, 2014.

Under the final Volcker Rule regulation, upon the expiration of the conformance period, we may be prohibited from taking positions in securities, derivatives or certain commodities contracts principally for the purpose of short-term resale, price movement benefits, or realization of arbitrage profits or from entering into a hedge on one of these positions, subject to certain exemptions (including exemptions for trading in U.S. government securities, underwriting and market-making, risk mitigating hedging activities and liquidity management). The final rules contain a rebuttable presumption that trading is short-term “proprietary trading” if a position is held for 60 days or less. We may also be prohibited from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a covered fund, subject to certain limited exemptions. The Volcker Rule may limit our ability to take short-term positions in equity and debt securities, derivatives and certain commodities contracts, and to make investments in covered funds; however, we do not expect it will have a material impact on our core business of making and realizing long-term growth equity investments. The final rules are highly complex, and many aspects of the Volcker Rule remain unclear. Because the final implementing regulations for the Volcker Rule are likely to be subject to further guidance, interpretation and analysis, their full impact on us cannot be predicted with certainty at this time.

Tax Matters

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our shares. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described tax consequences that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax or who hold their shares as part of a straddle or a hedge, tax-exempt organizations, insurance companies, dealers in securities, pension plans and trusts, sovereign wealth funds, and financial institutions. This summary assumes that investors hold our common stock as capital assets (within the meaning of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of this annual report and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service, or IRS, regarding this offering. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets.

A “U.S. stockholder” generally is a beneficial owner of shares of our common stock who is for U.S. federal income tax purposes:

•	A citizen or individual resident of the United States;

•	A corporation or other entity treated as a corporation, for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any political subdivision thereof;

•	A trust, if a court in the United States has primary supervision over its administration and one or more U.S. persons have the authority to control all decisions of the trust, or the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a U.S. person; or

•	An estate, the income of which is subject to U.S. federal income taxation regardless of its source.

A “Non-U.S. stockholder” generally is a beneficial owner of shares of our common stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of our common stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective stockholder that is a partner in a partnership holding shares of our common stock should consult his, her or its tax advisers with respect to the purchase, ownership and disposition of shares of our common stock.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisers regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty and the effect of any possible changes in the tax laws.

Election to be Taxed as a RIC

We intend to elect, beginning with our taxable year ending December 31, 2015, to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To obtain and maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order to obtain and maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	maintain our qualification as a RIC; and

•	satisfies the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 in that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). We generally will endeavor in each taxable year to avoid any U.S. federal excise tax on our earnings.

In order to maintain our qualification as a RIC for U.S. federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•	derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•	at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•	no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we will fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax. Our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. For similar reasons, we also may have difficulty satisfying the Excise Tax Avoidance Requirement.

Under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1 – Business – Regulation – Senior Securities.” As a result, we may be prohibited from making distributions necessary to satisfy the Annual Distribution Requirement or the Excise Tax Avoidance Requirement. Even if we are not prohibited from making distributions, our ability to raise additional capital to satisfy the Annual Distribution Requirement may be limited. If we are not able to make sufficient distributions to satisfy the Annual Distribution Requirement, we will fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on our allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to our stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark to market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

Some of the income and fees that we may recognize will not satisfy the 90% Income Test. In order to ensure that such income and fees do not disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may hold assets that generate such income and provide services that generate such fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. federal corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

The remainder of this discussion assumes that we maintain our qualification as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Stockholders

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional common stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations, such distributions, or Qualifying Dividends, may be eligible for a maximum tax rate of 20%. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the 20% maximum rate applicable to Qualifying Dividends. Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains that are currently taxable at a maximum rate of 20% in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for our common stock and regardless of whether paid in cash or reinvested in additional common stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s common stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder.

We may retain some or all of our realized net long-term capital gains in excess of realized net short-term capital losses, but designate the retained net capital gain as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include his, her or its share of the deemed distribution in income as if it had been actually distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to his, her or its allocable share of the tax paid thereon by us. Because we expect to pay tax on any retained capital gains at our regular corporate tax rate, and because that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual U.S. stockholders will be treated as having paid will exceed the tax they owe on the capital gain distribution and such excess generally may be refunded or claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s cost basis for his, her or its common stock. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

In accordance with certain applicable Treasury regulations and private letter rulings issued by the Internal Revenue Service, a RIC may treat a distribution of its own stock as fulfilling its RIC annual distribution requirements if each stockholder may elect to receive his or her entire distribution in either cash or stock of the RIC, subject to a limitation that the aggregate amount of cash to be distributed to all stockholders must be at least 20% of the aggregate declared distribution. If too many stockholders elect to receive cash, each stockholder electing to receive cash must receive a pro rata amount of cash (with the balance of the distribution paid in stock). In no event will any stockholder, electing to receive cash, receive less than 20% of his or her entire distribution in cash. If these and certain other requirements are met, for U.S. federal income tax purposes, the amount of the dividend paid in stock will be equal to the amount of cash that could have been received instead of stock. We have no current intention of paying dividends in shares of our stock in accordance with these Treasury regulations or private letter rulings.

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any year and (2) the amount of distributions paid for that year, we may, under certain circumstances, elect to treat a distribution that is paid during the following taxable year as if it had been paid during the taxable year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the distribution in the taxable year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following year, will be treated as if it had been received by our U.S. stockholders on December 31 of the year in which the distribution was declared.

If an investor purchases shares of our common stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though economically it may represent a return of his, her or its investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of his, her or its shares of its common stock. The amount of gain or loss will be measured by the difference between such stockholder’s adjusted tax basis in the common stock sold and the amount of the proceeds received in exchange. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held his, her or its shares for more than one year. Otherwise, it will be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of our common stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of our common stock may be disallowed if other shares of our common stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition.

In general, individual U.S. stockholders currently are subject to a maximum U.S. federal income tax rate of 20% on their long-term capital gain, including any long-term capital gain derived from an investment in our shares. Such rate is lower than the maximum rate on ordinary income currently payable by individuals. In addition, individuals with modified adjusted gross incomes in excess of $200,000 ($250,000 in the case of married individuals filing jointly) and certain estates and trusts are subject to an additional 3.8% tax on their “net investment income,” which generally includes net income from interest, dividends, annuities, royalties and rents, and net capital gains (other than certain amounts earned from trades or businesses). Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 35% rate also applied to ordinary income. Non-corporate stockholders with net capital losses for a year (i.e., capital losses in excess of capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a year, but may carry back such losses for three years or carry forward such losses for five years.

If we are not a publicly offered RIC for any period, a non-corporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For non-corporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered RIC, including advisory fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are deductible to an individual only to the extent they exceed 2% of such a stockholder’s adjusted gross income, and are not deductible for alternative minimum tax purposes. While we anticipate that we will constitute a publicly offered RIC after our first tax year, there can be no assurance that we will in fact so qualify for any of our taxable years.

We have adopted a distribution reinvestment plan through which a stockholder may elect to receive distributions in the form of additional shares of its common stock. Any distributions made to a U.S. stockholder that are reinvested under the plan will nevertheless remain taxable to the U.S. stockholder. The U.S. stockholder will have an adjusted tax basis in the additional shares of our common stock purchased through the plan equal to the amount of the reinvested distribution. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the U.S. stockholder’s account.

We will report to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the federal tax status of each year’s distributions generally will be reported to the IRS (including the amount of distributions, if any, eligible for the 20% maximum rate). Distributions paid by us generally will not be eligible for the dividends-received deduction or the preferential tax rate applicable to qualifying dividends because our income generally will not consist of dividends. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation.

We may be required to withhold U.S. federal income tax, or backup withholding, from all distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability, provided that proper information is provided to the IRS.

Taxation of Non-U.S. Stockholders

Whether an investment in our shares is appropriate for a Non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in our shares by a Non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisers before investing in our common stock.

Non-U.S. stockholders whose distributions from us are not effectively connected with a U.S. trade or business conducted by such non-U.S. stockholder generally will not be subject to U.S. income tax on distributions from us. Distributions of our investment company taxable income to Non-U.S. stockholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to Non-U.S. stockholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of our current and accumulated earnings and profits unless an applicable exception applies. If our distributions are effectively connected with a U.S. trade or business of the Non-U.S. stockholder, and, if an income tax treaty applies, attributable to a permanent establishment in the United States, we will not be required to withhold federal tax if the Non-U.S. stockholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

We generally are not required to withhold federal tax for distributions to non-U.S. stockholders if (i) the distributions are properly reported to our stockholders as “interest-related dividends” or “short-term capital gain dividends,” (ii) the distributions are derived from sources specified in the Code for such dividends and (iii) certain other requirements were satisfied. However, no assurance can be provided that any significant amount of our distributions would be reported as eligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a Non-U.S. stockholder, and gains realized by a Non-U.S. stockholder upon the sale of our common stock, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless (i) the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. stockholder in the United States, or (ii) unless the Non-U.S. stockholder is a nonresident alien individual and is physically present in the United States for more than 183 days during the taxable year and meets certain other requirements.

If we distribute our net capital gains in the form of deemed rather than actual distributions, a Non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the Non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate Non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of our common stock that are effectively connected to a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty). Accordingly, investment in the shares may not be appropriate for a Non-U.S. stockholder.

A Non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of federal tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the Non-U.S. stockholder provides us or the dividend paying agent with an IRS Form W-8BEN or W-8BEN-E (or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a Non-U.S. stockholder or otherwise establishes an exemption from backup withholding.

The tax consequences to a Non-U.S. stockholder entitled to claim the benefits of an applicable tax treaty may differ from those described herein.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

Foreign Account Tax Compliance Act

Legislation commonly referred to as the “Foreign Account Tax Compliance Act,” or “FATCA,” generally imposes a 30% withholding tax on payments of certain types of income to foreign financial institutions (“FFIs”) unless such FFIst either (i) enter into an agreement with the U.S. Treasury to report certain required information with respect to accounts held by U.S. persons (or held by foreign entities that have U.S. persons as substantial owners) or (ii) are resident in a jurisdiction that has entered into an IGA with the United States to provide such information and comply with the terms of such IGA and any enabling legislation or regulation. The types of income subject to the tax include U.S. source interest and dividends and, after December 31, 2018, the gross proceeds from the sale of any property that could produce U.S. source interest or dividends. The information required to be reported includes the identity and taxpayer identification number of each account holder that is a U.S. person and transaction activity within the holder’s account. In addition, subject to certain exceptions, this legislation also imposes a 30% withholding on payments to a foreign entity that is not a financial institution unless the foreign entity certifies that it does not have a greater than 10% U.S. owner or provides the withholding agent with identifying information on each greater than 10% U.S. owner. Depending on the status of a Non-U.S. stockholder and the status of the intermediaries through which it holds its shares, a Non-U.S. stockholder could be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares. Under certain circumstances, a Non-U.S. stockholder might be eligible for refunds or credits of such taxes. U.S. stockholders that hold their shares through foreign intermediaries or other foreign entities may also be subject to this 30% withholding tax with respect to distributions on their shares and proceeds from the sale of their shares.

Failure to Maintain our Qualification as a RIC

If we fail to satisfy the 90% Income Test or the Diversification Tests for any taxable year, we may nevertheless continue to qualify as a RIC for such year if certain relief provisions are applicable (which may, among other things, require us to pay certain corporate-level U.S. federal income taxes on income and gains taxes or to dispose of certain assets).

If we were unable to qualify for treatment as a RIC and the foregoing relief provisions are not applicable, we would be subject to tax on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 20% maximum rate to the extent of our current and accumulated earnings and profits provided certain holding period and other requirements were met. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. To requalify as a RIC in a subsequent taxable year, we would be required to satisfy the RIC qualification requirements for that year and dispose of any earnings and profits from any year in which we failed to qualify as a RIC. Subject to a limited exception applicable to RICs that qualified as such under Subchapter M of the Code for at least one year prior to disqualification and that requalify as a RIC no later than the second year following the nonqualifying year, we could be subject to tax on any unrealized net built-in gains in the assets held by us during the period in which we failed to qualify as a RIC that are recognized within the subsequent 10 years (or shorter applicable period), unless we made a special election to pay corporate-level U.S. federal income tax on such built-in gain at the time of our requalification as a RIC.

Item 1A.

RISK FACTORS

Investing in our common stock involves a number of significant risks. In addition to the other information contained in this Annual Report on Form 10-K, you should consider carefully the following information before making an investment in our common stock. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business and Structure

We have a limited operating history.

We were formed on August 5, 2014, and commenced operations on September 5, 2014. As a result, we have a limited operating history on which you can evaluate an investment in us or our prior performance. The results of any other funds or clients managed by the Adviser, which have or have had an investment program that is similar to, or different from, our investment program is not indicative of the results that we may achieve. We expect to have a different investment portfolio and may employ different investment strategies and techniques from other funds and clients advised by the Adviser. Accordingly, our results may differ from and are independent of the results obtained by such other funds and clients. Moreover, past performance is no assurance of future returns. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially or your investment could become worthless.

In addition, prior to our election to be regulated as a BDC, we were not operated as a BDC, subject to the 1940 Act, or as a RIC, subject to the various RIC diversification tests. As a result, we can offer no assurance that our investment portfolio will achieve investment returns that are comparable to the returns achieved by our initial portfolio prior to our acquisition of it.

We will have broad discretion over the use of proceeds from our continuous offering and have not identified any specific investments that we will make with the proceeds from our continuous offering.

We have not yet identified additional potential investments for our portfolio that we may acquire with the proceeds of our continuous offering. Privately negotiated investments in illiquid securities or private middle-market companies require substantial due diligence and structuring, and we cannot assure you that we will be able to identify a sufficient number of suitable investments or any investments that meet our investment objective or achieve our anticipated investment pace. Purchasers of our common stock will be unable to evaluate any future portfolio company investments prior to purchasing shares of common stock. Additionally, stockholders will have no input with respect to investment decisions made by our Adviser. We may be unable to invest the net proceeds of our continuous offering on acceptable terms within the time period that we anticipate or at all, which could adversely affect our investment income and realized gains, and in turn our financial condition and results of operations. These factors increase the uncertainty, and thus the risk, of investing in our common stock.

Changes in interest rates may increase our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.

General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our net asset value. Substantially all of our debt investments will have variable interest rates that reset periodically based on benchmarks such as London Interbank Offered Rate (“LIBOR”) and the prime rate, so an increase in interest rates from their historically low present levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we will hold. In addition, any such increase in interest rates would make it more expensive to use debt to finance our investments. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Trading prices for debt that pays a fixed rate of return tend to fall as interest rates rise. Trading prices tend to fluctuate more for fixed rate securities that have longer maturities. Although we have no policy governing the maturities of our investments, under current market conditions we expect that we will invest in a portfolio of debt generally having maturities of up to ten years. This means that we will be subject to greater risk (other things being equal) than an entity investing solely in shorter-term securities.

Because we may borrow to fund our investments, a portion of our net investment income may be dependent upon the difference between the interest rate at which we borrow funds and the interest rate at which we invest these funds. Substantially all of our investment portfolio and our borrowings will likely have floating rate components. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds could increase, which would reduce our net investment income. We may hedge against such interest rate fluctuations by using standard hedging instruments such as interest rate swap agreements, futures, options and forward contracts, subject to applicable legal requirements, including without limitation, all necessary registrations (or exemptions from registration) with the Commodity Futures Trading Commission. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to the Adviser.

Global capital markets could enter a period of severe disruption and instability. These market conditions have historically and could again have a materially adverse effect on debt and equity capital markets in the United States, which could have, a materially negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets have experienced periods of disruption characterized by the freezing of available credit, a lack of liquidity in the debt capital markets, significant losses in the principal value of investments, the re-pricing of credit risk in the broadly syndicated credit market, the failure of certain major financial institutions and general volatility in the financial markets. During these periods of disruption, general economic conditions deteriorated with material and adverse consequences for the broader financial and credit markets, and the availability of debt and equity capital for the market as a whole, and financial services firms in particular, was reduced significantly. These conditions may reoccur for a prolonged period of time or materially worsen in the future. In addition, signs of deteriorating sovereign debt conditions in Europe and concerns of economic slowdown in China create uncertainty that could lead to further disruptions and instability. We may in the future have difficulty accessing debt and equity capital, and a severe disruption in the global financial markets, deterioration in credit and financing conditions or uncertainty regarding U.S. Government spending and deficit levels, European sovereign debt, Chinese economic slowdown or other global economic conditions could have a material adverse effect on our business, financial condition and results of operations.

Global economic, political and market conditions may adversely affect our business, results of operations and financial condition, including our revenue growth and profitability.

The current worldwide financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause economic uncertainties or deterioration in the United States and worldwide. Since 2010, several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is continued concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and United States financial markets. We cannot predict the effects of these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

Further downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.

Recent U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

It is unclear how increased regulatory oversight and changes in the method for determining LIBOR may affect the value of the financial obligations to be held or issued us that are linked to LIBOR, or how such changes could affect our results of operations or financial condition.

As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association, or BBA, member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and there are ongoing investigations by regulators and governmental authorities in various jurisdictions. Following a review of LIBOR conducted at the request of the U.K. government, on September 28, 2012, recommendations for reforming the setting and governing of LIBOR were released, which are referred to as the Wheatley Review. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of S-5 statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the BBA to an independent administrator, changes to the method of the compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate setting and a reduction in the number of currencies and tenors for which LIBOR is published. Based on the Wheatley Review and on a subsequent public and governmental consultation process, on March 25, 2013, the U.K. Financial Services Authority published final rules for the U.K. Financial Conduct Authority’s regulation and supervision of LIBOR, which are referred to as the FCA Rules. In particular, the FCA Rules include requirements that (1) an independent LIBOR administrator monitor and survey LIBOR submissions to identify breaches of practice standards and/or potentially manipulative behavior, and (2) firms submitting data to LIBOR establish and maintain a clear conflicts of interest policy and appropriate systems and controls. The FCA Rules took effect on April 2, 2013. It is uncertain what additional regulatory changes or what changes, if any, in the method of determining LIBOR may be required or made by the U.K. government or other governmental or regulatory authorities. Accordingly, uncertainty as to the nature of such changes may adversely affect the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, derivatives and other financial obligations or extensions of credit held by or due to us or on our overall financial condition or results of operations.

Price declines in the corporate leveraged loan market may adversely affect the fair value of our portfolio, reducing our net asset value through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, our net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.

We will be dependent upon certain investment professionals of the Adviser for our future success.

We have no internal management capacity or employees other than our appointed executive officers and will be dependent upon the expertise, diligence, skill and network of business contacts of the Adviser’s senior investment professionals and, particularly, the CCS Team to achieve our investment objective. The investment professionals that the Adviser currently retains or may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor, and manage our investments. Our future success will depend to a significant extent on the continued service and coordination of the Adviser, including the key investment professionals of the CCS Team, including Messrs. Ernberg and Hall. The departure of any of the Adviser’s key personnel, particularly Messrs. Ernberg or Hall, or a significant number of the Adviser’s investment professionals could have a material adverse effect on our business, financial condition, or results of operations.

Our ability to achieve our investment objective also depends on the ability of the Adviser to identify, analyze, invest in, finance, and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the involvement of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objective, the Adviser may need to retain, hire, train, supervise, and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find qualified investment professionals in a timely manner or at all. Any failure to do so could have a material adverse effect on our business, financial condition and results of operations.

In addition, the Investment Advisory Agreement has termination provisions that allow the agreement to be terminated by us upon 60 days’ notice without penalty, or by the Adviser upon 120 days’ written notice, and it automatically terminates in the event of an assignment. In addition, the Adviser may be removed upon an affirmative vote of the majority of our stockholders. See “Item 1 – Business – Investment Advisory Agreement and Fees – Term; Effective Date; Removal of Adviser.”

Our future success will be dependent on our continuing relationship with Credit Suisse.

The principal differentiator of our business model is the Adviser’s deep relationships with Credit Suisse’s visionaries, thought leaders, and decision makers. Our future success will depend to a significant extent on the continued access to Credit Suisse’s personnel. Any significant disruption in the Adviser’s ability to access Credit Suisse personnel is likely to have a material adverse effect on our business, financial condition or results of operations.

The amount of any distributions we may make is uncertain.

Subject to our Board of Directors’ discretion and applicable legal restrictions, we have made and intend to continue to declare and pay distributions quarterly to our stockholders out of assets legally available for distribution. However, we cannot assure you that we will achieve investment results that will allow us to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that we make will be at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our RIC status and other factors as our Board of Directors may deem to be relevant. Our ability to pay distributions might be adversely affected by the impact of the risks described in this Form 10-K. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. We cannot assure you that we will pay distributions to our stockholders in the future.

Our distribution proceeds may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our initial offering. We have not established any limit on the extent to which we may use borrowings, if any, or proceeds from our continuous offering to fund distributions, which may reduce the amount of capital we ultimately invest in assets.

The distributions we pay to our stockholders may exceed earnings, particularly during the period before we have substantially invested the net proceeds from this offering. In the event that we encounter delays in locating suitable investment opportunities, we may pay our distributions from the proceeds of our initial offering or from borrowings in anticipation of future cash flow, which may constitute a return of your capital and will lower your tax basis in your shares. Distributions from the proceeds of our initial offering or from borrowings also could reduce the amount of capital we ultimately invest in portfolio companies. Accordingly, stockholders who receive the payment of a dividend or other distribution from us should not assume that such dividend or other distribution is the result of a net profit earned by us.

Because our business model depends to a significant extent upon relationships with corporations, financial institutions and investment firms, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our ability to grow our portfolio and the investment opportunities available to us.

We expect that the Adviser will depend on its relationships with its fundless sponsors, family offices, management teams, financial institutions, investment bankers, private equity sponsors, accounting firms and law firms, and we will rely indirectly to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser fails to maintain its existing relationships or develop new relationships or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We operate in a highly competitive market for investment opportunities.

A number of entities compete with us to make the same types of investments that we make. We compete with commercial and investment banks and private funds, including hedge funds and private equity funds. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to secure attractive investment opportunities from time to time.

We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. As a result of operating in such a competitive environment, we may make investments that are on less favorable terms than what we may have originally anticipated, which may impact our return on these investments. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations, and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time. Also we may not be able to identify and make investments that are consistent with our investment objective.

The value of our portfolio securities may not have a readily available market price and, in such a case, we will value these securities at fair value as determined in good faith by our Board of Directors, which valuation is inherently subjective and may not reflect what we may actually realize for the sale of the investment.

The fair value of assets that are not publicly traded or whose market prices are not readily available will be determined in good faith by our Board of Directors. Our Board of Directors utilizes the services of the Adviser and utilizes an independent third-party valuation service in determining the fair value of any securities. Investment professionals from the Adviser prepare portfolio company valuations using sources and/or proprietary models depending on the availability of information on our assets and the type of asset being valued, all in accordance with our valuation policy.

Because fair valuations, and particularly fair valuations of private securities and private companies, are inherently uncertain, valuations may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information we could have more difficulty accurately valuing our investments, which could lead to undervaluation or overvaluation of our assets. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Our net asset value as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our net asset value. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in our net asset value. See “Item 1 – Business – Determination of Net Asset Value.”

Our Board of Directors may change our operating policies, investment criteria and strategies without prior notice or stockholder approval, the effects of which may be adverse to our stockholders.

Our Board of Directors has the authority to modify or waive our current operating policies, investment criteria and strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies, investment criteria and strategies would have on our business, net asset value, operating results and the value of our common stock. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and may cause you to lose all or part of your investment. Moreover, we will have significant flexibility in investing the net proceeds of this offering and may use the net proceeds from this offering in ways with which investors may not agree.

If we internalize our management functions, your interest in us could be diluted, and we could incur other significant costs and face other significant risks associated with being self-managed.

Our Board of Directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire the Adviser’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such internalization transaction. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share attributable to your investment.

In addition, while we would no longer bear the costs of the various fees and expenses we expect to pay to the Adviser under the Investment Advisory Agreement, we would incur the compensation and benefits costs of our officers and other employees and consultants that we now expect will be paid by the Adviser or its affiliates.

We cannot reasonably estimate the amount of fees we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to the Adviser, our earnings per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares. As currently organized, we will not have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. In addition, we could have difficulty retaining such personnel employed. Currently, individuals employed by the Adviser and its affiliates perform management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have a great deal of know-how and experience. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could result in our incurring excess costs and/or suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our investments.

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact our or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, are likely to change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations and any failure by us or our portfolio companies to comply with these laws or regulations, could require changes to certain of our or our portfolio companies’ business practices, negatively impact us or our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition to the legal, tax and regulatory changes that are expected to occur, there may be unanticipated changes. The legal, tax and regulatory environment for business development companies and the instruments that they utilize (including, without limitation, derivative instruments) is continuously evolving.

There is significant uncertainty regarding recently enacted legislation (Dodd-Frank Act and the regulations that have recently been adopted and future regulations that will need to be adopted pursuant to such legislation) and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies. The Dodd-Frank Act impacts many aspects of the financial services industry. Some of the provisions of the Dodd-Frank Act have been enacted, while others have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities. While the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including current rules and regulations and future rules implementing its provisions and the interpretation of those rules, along with other legislative and regulatory proposals directed at the financial services industry or affecting taxation that are proposed or pending in the U.S. Congress, may negatively impact our and our portfolio companies’ operations, cash flows or financial condition, impose additional costs on us and our portfolio companies, intensify the regulatory supervision of us and our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures.

We are subject to the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. We are required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We also are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing, and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner.

Risks associated with ERISA.

Until such time, if ever, that we determine that restrictions on ownership of our shares by “Benefit Plan Investors” (as defined below) are not necessary to prevent our assets from being treated as “plan assets” under ERISA or Section 4975 of the Code, we intend to use our best efforts to, but do not guarantee that we will, limit investments in us based on written or deemed representations from investors, including transferees.

To avoid having our assets treated as “plan assets,” we intend to restrict acquisitions and transfers of our common stock so that, following such transactions, less than 25% of the value of the common stock and any other class of security that is treated as equity interests for purposes of ERISA is held by (A) “employee benefit plans” (as defined in Section 3(3) of ERISA) that are subject to Title I of ERISA; (B) plans, accounts or other arrangements described in subject to Section 4975(e)(1) of the Code; and (C) entities whose underlying assets are deemed to include plan assets by reason of a plan’s investment in such entities (collectively, “Benefit Plan Investors”). For these purposes, an entity will be considered to hold plan assets only to the extent of the percentage of the equity interest held by Benefit Plan Investors, and the value of any equity interest held by a person (other than such an ERISA Benefit Plan Investor) who has discretionary authority or control with respect to the assets of the entity or any person who provides investment advice for a fee (direct or indirect) with respect to such assets, or any Affiliate of such a person, will be disregarded (a “Controlling Person”). Our charter provides that we may require any person proposing to acquire shares of our stock to furnish such information as may be necessary to determine whether such person is a Benefit Plan Investor or a controlling person, restrict or prohibit transfers of shares of our stock or redeem any outstanding shares of our stock for such price and on such other terms and conditions as may be determined by or at the direction of our Board of Directors. Such restrictions could delay or preclude a stockholder’s ability to transfer our common stock.

If we were deemed to hold plan assets of Benefit Plan Investors, (i) ERISA’s fiduciary standards would apply to us and might materially affect our operations, and (ii) any transaction with us could be deemed a transaction with each Benefit Plan Investor and could cause transactions into which we might enter in the ordinary course of business to constitute prohibited transactions under ERISA and/or Section 4975 of the Code. If our underlying assets were considered plan assets of one or more Benefit Plan Investors, the Adviser would be considered a fiduciary of such Benefit Plan Investors and would need to manage us in compliance with the fiduciary duty requirements of ERISA and the Code.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our initial offering, (ii) in which we have total annual gross revenue of at least $1.0 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm (when undertaken, as noted below), may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors and lenders to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an “emerging growth company” under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We could experience fluctuations in our quarterly results.

We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable and default rates on the debt securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as indicative of performance in future periods. These occurrences could have a material adverse effect on our results of operations, the value of your investment in us and our ability to pay distributions to you and our other stockholders.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by our Board of Directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our net asset value. See “Item 1 – Business – Determination of Net Asset Value.”

We are a non-diversified investment company within the meaning of the 1940 Act, and therefore, we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, or within a particular industry, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. However, we will be subject to the diversification requirements applicable to RICs under Subchapter M of the Code. See “Item 1 – Business – Tax Matters.”

Our activities may be limited as a result of being controlled by a bank holding company.

As a foreign banking organization with U.S. banking operations, Credit Suisse is treated as a BHC under the BHCA, and the International Banking Act of 1978, as amended by the Foreign Bank Supervision Enhancement Act of 1991 (the “IBA”), and is thereby subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). On March 23, 2000, Credit Suisse elected to be treated as a financial holding company (an “FHC”) under the BHCA, which is a status available to BHCs that meet certain criteria. FHCs may engage in a broader range of activities than BHCs that are not FHCs. However, the activities of FHCs and their affiliates remain subject to certain restrictions imposed by the BHCA and related regulations. Because Credit Suisse is expected to “control” us within the meaning of the BHCA, these restrictions will likely apply to us as well. Accordingly, the BHCA and other applicable banking laws, rules, regulations and guidelines, and their interpretation and administration by the appropriate regulatory agencies, including but not limited to the Federal Reserve, would restrict the transactions and relationships between the Adviser, Credit Suisse and their affiliates, on the one hand, and us, on the other hand, and may restrict our investments, transactions and operations. For example, the BHCA regulations applicable to Credit Suisse and us would, among other things, restrict our ability to make certain investments or the size of certain investments, impose a maximum holding period on some or all of our investments, and restrict the Adviser’s ability to participate in the management and operations of the companies in which we invest. In addition, certain BHCA regulations would require aggregation of the positions owned, held or controlled by related entities. Thus, in certain circumstances, positions held by Credit Suisse and its affiliates (including the Adviser) for client and proprietary accounts may need to be aggregated with positions held by us. In this case, where BHCA regulations impose a cap on the amount of a position that may be held, Credit Suisse may utilize available capacity to make investments for its proprietary accounts or for the accounts of other clients, which may require us to limit and/or liquidate certain investments.

These restrictions may materially adversely affect us by, among other things, affecting the Adviser’s ability to pursue certain strategies within our investment program or trade in certain securities. In addition, if Credit Suisse ceases to qualify as an FHC, we may be subject to additional restrictions. Moreover, there can be no assurance that the bank regulatory requirements applicable to Credit Suisse and us will not change, or that any such change will not have a material adverse effect on us.

Credit Suisse may in the future, in its sole discretion and without notice to investors, engage in activities impacting us and/or the Adviser in order to comply with the BHCA or other legal requirements applicable to, or reduce or eliminate the impact or applicability of any bank regulatory or other restrictions on, Credit Suisse, us or other funds and accounts managed by the Adviser and its affiliates. Credit Suisse may seek to accomplish this result by causing the Adviser to resign as the Adviser, causing Credit Suisse personnel to resign as members of the Board of Directors, reducing the amount of Credit Suisse’s indirect investment in us, revoking our right to use the Credit Suisse name, or any combination of the foregoing, or by such other means as it determines in its sole discretion. Any replacement investment adviser appointed may be unaffiliated with Credit Suisse.

Because Credit Suisse owns more than 25% of our outstanding common stock, we expect to be deemed to be a “banking entity” subject to the Volcker Rule.

Because Credit Suisse owns more than 25% of our outstanding common stock, we expect to be deemed to be a “banking entity” subject to the Volcker Rule. The Volcker Rule prohibits banking entities from engaging in “proprietary trading” and from acquiring or retaining any equity, partnership or other ownership interest in, or sponsoring, a covered fund, in each case other than pursuant to one of a number of enumerated exemptions. The Volcker Rule became effective on July 21, 2012, and banking entities are required to come into conformance with the Volcker Rule by the end of the Volcker Rule’s conformance period, which was expected to end on July 21, 2015 but the Federal Reserve extended it until July 21, 2016 and may grant an additional one-year extension of the conformance period until July 21, 2017, which would be the latest possible extension. Final rules implementing the Volcker Rule’s provisions were published in the Federal Register on January 31, 2014. As a result, we may be limited in meeting our investment objectives. See “Item 1 – Business – Regulation — Banking Regulations.”

Potential Conflicts of Interests Risks

The Adviser, its investment professionals and employees have certain conflicts of interest.

The Adviser, its investment professionals and employees serve or may serve as investment advisers, officers, directors or principals of entities or private funds that operate in the same or a related line of business as we operate and/or of private funds managed by the Adviser or its affiliates. Accordingly, these individuals may have obligations to investors in those entities or private funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, we note that any affiliated investment vehicle currently formed or formed in the future and managed by the Adviser or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. As a result, the Adviser and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Adviser and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner over time and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by other clients or entities managed by the Adviser or its affiliates. In any such case, if the Adviser forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

Credit Suisse, indirectly through its indirect wholly owned subsidiary, Credit Suisse Alternative Capital, LLC, and certain other investors affiliated with the Adviser own and may purchase additional shares of our common stock.

Credit Suisse, indirectly through its indirect wholly owned subsidiary, Credit Suisse Alternative Capital, LLC, and certain other investors affiliated with the Adviser, own and may purchase additional shares of our common stock for any reason deemed appropriate, including in connection with our purchase of our initial portfolio. Certain members of the CCS Team also own, and may purchase, shares of our common stock. The Adviser and its affiliates and members of the CCS Team will not acquire any shares of our common stock with the intention to resell or re-distribute such shares. The purchase of our common stock by employees and other affiliates of the Adviser could create certain risks because Credit Suisse Alternative Capital, LLC and the Adviser’s affiliates may have an incentive to dispose of our assets at an earlier date so as to recover their investment in our common stock.

Potential conflicts of interest could impact our investment returns.

Credit Suisse, including its affiliates and personnel, is a bank holding company and a worldwide, full-service investment banking, broker-dealer, asset management and financial services organization, and a major participant in global financial markets that provides a wide range of financial services to a substantial and diversified client base that includes corporations, financial institutions, governments and high-net-worth individuals. As such, it acts as an investor, investment banker, research provider, investment manager, financer, advisor, market maker, proprietary trader, prime broker, lender, agent and principal. In those and other capacities, Credit Suisse purchases, sells and holds a broad array of investments, actively trades securities, derivatives, loans, commodities, currencies, credit default swaps, indices, baskets and other financial instruments and products for its own accounts or for the accounts of its clients, and has other direct and indirect interests, in the global fixed income, currency, commodity, equity, bank loan and other markets in which we invest or may invest. Such additional businesses and interests will likely give rise to potential conflicts of interest and may restrict the way we operate our business. For example, we may not be able to conduct transactions relating to investments in portfolio companies because the Adviser is arguably in possession of material non-public information, which cannot be used in effecting purchases and sales in public securities transactions for us.

We may make investments that could give rise to a conflict of interest.

We do not expect to invest in, or hold securities of, companies that are controlled by the Adviser, certain of the Adviser’s affiliates or funds managed and controlled by the Adviser. However, the Adviser, certain of the Adviser’s affiliates or funds managed and controlled by the Adviser may invest in, and gain control over, one of our portfolio companies. If the Adviser, certain of the Adviser’s affiliates or funds managed and controlled by the Adviser, gains control over one of our portfolio companies, it may create conflicts of interest and may subject us to certain restrictions under the 1940 Act. As a result of these conflicts and restrictions, the Adviser may be unable to implement our investment strategy as effectively as it could have in the absence of such conflicts or restrictions. For example, as a result of a conflict or restriction, we may be unable to engage in certain transactions that the Adviser would otherwise pursue on our behalf. In order to avoid these conflicts and restrictions, the Adviser may choose to exit these investments prematurely on our behalf and, as a result, we would forego any positive returns associated with such investments. In addition, to the extent that another client holds a different class of securities than we hold as a result of such transactions, its interests may not be aligned.

The Management Fee and Incentive Fee may induce the Adviser to make certain investments, including speculative investments.

The Management Fee, which is based upon our gross assets, including any borrowings for investment purposes, and the Incentive Fee payable us to the Adviser may create an incentive for the Adviser to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the Incentive Fee payable to the Adviser is determined, which is calculated separately in two components as a percentage of the income (subject to a performance threshold) and as a percentage of the realized gain on invested capital, may encourage the Adviser to use leverage to increase the return on our investments. With respect to both the Management Fee and the Incentive Fee, under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our stock. In addition, the Adviser receives the Incentive Fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the Incentive Fee based on income, there is no performance threshold applicable to the portion of the Incentive Fee based on net capital gains. As a result, the Adviser may have a tendency to invest more in investments that are likely to result in capital gains as compared to income-producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

Sales incentives and related conflicts arising from the Adviser’s financial and other relationships with intermediaries.

The Adviser and its personnel, including employees of the Adviser, (i) may have relationships (both involving and not involving us, and including without limitation placement, brokerage, advisory and board relationships) with distributors, consultants and others who recommend, or engage in transactions with or for, us, and (ii) may recommend, or engage in transactions with or for, us. Such distributors, consultants and other parties (including the Adviser and its personnel) may receive compensation from the Adviser or us in connection with such relationships. As a result of these relationships, distributors, consultants and other parties (including the Adviser and its personnel) may have conflicts that create incentives for them to promote the sale of shares of our common stock.

Risks Relating to the Adviser and Its Respective Affiliates

The Adviser has limited experience managing a BDC.

The Adviser has limited experience managing a BDC and the investment philosophy and techniques used by the Adviser and its CCS Team to manage us may differ from the investment philosophy and techniques previously employed by the Adviser and the CCS Team in identifying and managing past investments. Accordingly, we can offer no assurance that the Adviser will replicate any historical performance by the CCS Team and we caution you that our investment returns could be substantially lower than the returns previously achieved by the CCS Team. As a result, an investment in shares of our common stock may entail more risk than the shares of common stock of a comparable company with a substantial operating history.

The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to the other types of investment vehicles previously managed by the Adviser’s management team. For example, under the 1940 Act, BDCs are generally required to invest at least 70% of their total assets primarily in securities of qualifying U.S. private or thinly traded companies. The failure to comply with these provisions in a timely manner could prevent us from qualifying as a BDC, which could be material. The Adviser’s limited experience in managing a portfolio of assets under such constraints may hinder our ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We may be obligated to pay the Adviser the Incentive Fee even if we incur a net loss due to a decline in the value of our portfolio.

The Investment Advisory Agreement entitles the Adviser to receive an Incentive Fee based on our net investment income regardless of any capital losses. In such case, we may be required to pay the Adviser an Incentive Fee for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter. See Note 5 to our consolidated financial statements.

Any Incentive Fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the Incentive Fee will become uncollectible. The Adviser is not obligated to reimburse us for any part of the Incentive Fee it received that was based on accrued income that we never received as a result of a subsequent default, and such circumstances would result in us paying an Incentive Fee on income we never receive.

Our ability to enter into transactions with certain of our affiliates will be restricted.

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent directors, and, in some cases, the SEC. For example, any person that owns, directly or indirectly, five percent or more of our outstanding voting securities will generally be our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any portfolio securities from or to such affiliate, or entering into certain “joint” transactions, absent the prior approval of the independent directors, and in some cases, such as when the ownership exceeds 25% of our common stock, an SEC exemptive order. In addition, the SEC has interpreted the 1940 Act prohibition governing transactions with affiliates to prohibit certain “joint transactions” involving certain entities that are controlled by a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any portfolio securities from or to any portfolio company that is controlled by a fund managed and controlled by the Adviser or certain of its respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us. The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. Similar restrictions limit our ability to purchase portfolio securities from or sell portfolio securities to the Adviser and Credit Suisse as well as their officers or directors or certain of their affiliates, which may have an adverse effect on our ability to take advantage of attractive investment opportunities.

On April 20, 2015, we applied for an exemptive order, amended and restated on September 9, 2015, from the SEC to permit us, Credit Suisse Asset Management Income Fund, Inc., Credit Suisse High Yield Bond Fund, the Adviser and any regulated fund together with one or more regulated funds and/or affiliated private funds, to participate in the same investment opportunities through a proposed co-investment program. Any such order, if issued, will be subject to certain terms and conditions, and there can be no assurance that such order will be granted by the SEC. Accordingly, we cannot provide you assurances that we will be permitted to co-invest with Credit Suisse, certain of our affiliates and other funds managed and controlled by the Adviser, other than in the limited circumstances currently permitted by applicable SEC staff guidance and interpretations or in the absence of a prohibited joint transaction.

We may, however, invest alongside other clients of the Adviser and its affiliates, including other entities they manage in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations and guidance.

In situations where co-investment with other clients of the Adviser or its affiliates is not permitted under the 1940 Act and related rules, existing or future staff guidance, the Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not have an entitlement to make a co-investment in these circumstances and, to the extent that certain other clients elect to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will be unable to invest in any issuer in which the Adviser or a control affiliate holds a controlling interest. These restrictions may limit the scope of investment opportunities that would otherwise be available to us.

Credit Suisse was involved in certain legal proceedings that did not involve us and were resolved prior to our election to be regulated as a business development company.

On November 6, 2014, CSAM settled an allegation made by the Chicago Board of Trade (the “CBOT”) that accounts controlled by CSAM violated CBOT Rule 562 in 2011 by exceeding certain position limits on wheat futures. CSAM offered to settle the allegations and neither admitted nor denied the rule violations.

On May 19, 2014, Credit Suisse AG (“CSAG”) pleaded guilty to a conspiracy to commit tax fraud related to accounts CSAG established for cross-border clients from 2002 until 2008, including through its subsidiary Clariden Leu. The U.S. Department of Justice and CSAG entered into a plea agreement (the “Plea Agreement”) whereby CSAG was required to pay over $1.8 billion to the U.S. government, including the U.S. Internal Revenue Service, and to lawfully undertake certain remedial actions to address the conduct described in the Plea Agreement. Neither CSAM nor we were named in the Plea Agreement or involved in the conduct underlying the Plea Agreement. As a result of the Plea Agreement, CSAM applied for a temporary conditional order exempting it from Section 9(a) of the 1940 Act and the SEC issued an order granting such exemption. Thereafter, CSAM was granted a permanent exemption from Section 9(a) of the 1940 Act.

On February 21, 2014, CS Group AG reached a settlement with the SEC relating to an allegation by the SEC that CS Group AG solicited and provided broker-dealer and investment advisory services to certain U.S. cross-border clients when CS Group AG was not registered with the SEC as a broker-dealer or investment adviser. None of the conduct subject to the investigation is attributable to the Adviser or any affiliate that is registered with the SEC as a broker-dealer or investment adviser.

Risks Related to BDCs

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, the 1940 Act prohibits us from acquiring any assets other than certain qualifying assets unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Conversely, if we fail to operate our business for the purpose of investing a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would have a material adverse effect on our business, financial condition, and result of operations. Similarly, these rules could, under certain circumstances, prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position.

Our failure to maintain our status as a BDC would reduce our operating flexibility.

If we do not remain a BDC, we might be regulated as a registered closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions and correspondingly decrease our operating flexibility.

Regulations governing our operation as a BDC and RIC will affect our ability to raise capital and the way in which we raise additional capital or borrow for investment purposes, which may have a negative effect on our growth. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage.

As a result of the annual distribution requirement to qualify as a RIC, we may need to access the capital markets periodically to raise cash to fund new investments. We may issue “senior securities,” including borrowing money from banks or other financial institutions only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such incurrence or issuance. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. Our ability to issue different types of securities is also limited. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to issue equity continuously at a rate more frequent than our privately owned competitors, which may lead to greater stockholder dilution.

We may borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test, which would prohibit us from paying distributions and could prevent us from qualifying as a RIC, which would generally result in a corporate-level U.S. federal income tax on any income and net capital gains. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous. Also, any amount that we use to service our indebtedness would not be available for distributions to our common stockholders.

In addition, we anticipate that as market conditions permit, we may securitize our loans to generate cash for funding new investments. To securitize loans, we may create a wholly owned subsidiary, contribute a pool of loans to the subsidiary and have the subsidiary issue primarily investment grade debt securities to purchasers who we would expect to be willing to accept a substantially lower interest rate than the loans earn. We would retain all or a portion of the equity in the securitized pool of loans. Our retained equity would be exposed to any losses on the portfolio of loans before any of the debt securities would be exposed to such losses. Accordingly, if the pool of loans experienced a low level of losses due to defaults, we would earn an incremental amount of income on our retained equity but we would be exposed, up to the amount of equity we retained, to that proportion of any losses we would have experienced if we had continued to hold the loans in our portfolio. We would not treat the debt issued by such a subsidiary as senior securities.

Pending legislation may allow us to incur additional leverage.

As a BDC under the 1940 Act, we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by reducing the asset coverage percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the sale of shares of common stock will be used for our investment opportunities, operating expenses, including repayment of borrowings outstanding under the Credit Facility and for payment of various fees and expenses such as the Management Fee, Incentive Fee, and other fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. In addition, we will be required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our stockholders to maintain our RIC status. Accordingly, in the event that we need additional capital in the future for investments or for any other reason we may need to access the capital markets periodically to issue debt or equity securities or borrow from financial institutions in order to obtain such additional capital. These sources of funding may not be available to us due to unfavorable economic conditions, which could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to achieve portfolio diversification and our investment objective, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

We intend to pursue a strategy focused on investing primarily in the debt of privately owned U.S. companies with a focus on transactions sourced through the network of the Adviser. As such, we are subject to the risk that the issuer of a debt security (i.e., the borrower) will not be able to make principal and interest payments when due. Changes in a borrower’s credit rating or the market’s perception of a borrower’s creditworthiness may also affect the value of our investment in that borrower. The degree of credit risk depends on the issuer’s financial condition and on the terms of the securities.

Most loans in which we invest will not be rated by any rating agency and, if they were rated, they would be rated as below investment grade quality. Loans rated below investment grade quality are generally regarded as having predominantly speculative characteristics and may carry a greater risk with respect to a borrower’s capacity to pay interest and repay principal. The major risks of non-investment grade investments include:

•	Non-investment grade securities may be issued by less creditworthy issuers. Issuers of non-investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of non-investment grade securities, leaving few or no assets available to repay holders of non-investment grade securities.

•	Prices of non-investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of non-investment grade securities than on other higher rated fixed-income securities.

•	Issuers of non-investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments, or the unavailability of additional financing.

•	Non-investment grade securities frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems non-investment grade securities, we may have to invest the proceeds in bonds with lower yields and may lose income.

•	Non-investment grade securities may be less liquid than higher rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the non-investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and if we may be unable to sell these securities at an advantageous time or price.

•	We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.

The credit rating of a high yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

To the extent original issue discount constitutes a portion of our income, we will be exposed to risks associated with the deferred receipt of cash representing such income.

Our investments may include original issue discount instruments. To the extent original issue discount constitutes a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•	Original issue discount instruments may have unreliable valuations because the accruals require judgments about collectability.

•	Original issue discount instruments may create heightened credit risks because the inducement to trade higher rates for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower.

•	For accounting purposes, cash distributions to stockholders representing original issue discount income do not come from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income comes from the cash invested by the stockholders, the 1940 Act does not require that stockholders be given notice of this fact.

•	In the case of payment-in-kind, or PIK, “toggle” debt, the PIK election has the simultaneous effects of increasing the assets under management, thus increasing the Management Fee, and increasing the investment income, thus increasing the Incentive Fee.

•	Original issue discount creates risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt or issue equity securities that rank equally with, or senior to, the debt in which we invest. By their terms, such debt instruments or equity securities may entitle the holders to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments with respect to our investments. These debt instruments or equity securities would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt or equity securities. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments or equity securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt or equity securities ranking equally with debt instruments in which we invest, we would have to share on an equal basis any distributions with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Subordinated liens on collateral securing debt investments that we will make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.

Certain debt investments that we will make in portfolio companies will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before we are so entitled. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the company’s remaining assets, if any.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before we are so entitled. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy its unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then its unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

Although we intend to generally structure certain of our investments as senior debt, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company or our representative or the Adviser sat on the board of directors of such portfolio company, a bankruptcy court might re-characterize our debt investment and subordinate all or a portion of our claim to that of other creditors. In situations where a bankruptcy carries a high degree of political significance, our legal rights may be subordinated to other creditors.

In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render significant managerial assistance to, or exercise control or influence over the board of directors of, the borrower.

We generally will not control the business operations of our portfolio companies and, due to the illiquid nature of our holdings in our portfolio companies, may not be able to dispose of our interests in our portfolio companies.

Various restrictions render our investments relatively illiquid, which may adversely affect our business. As we generally make investments in private companies, substantially all of these investments are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. Additionally, due to the nature of our investment objective, we may obtain material non-public information when making certain investments, which may restrict us from engaging in certain transactions. We also do not expect to control most of our portfolio companies, even though we may have board representation or board observation rights, and our debt agreements may impose certain restrictive covenants on our borrowers. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors. Due to the lack of liquidity for our investments in private companies, we may not be able to dispose of our interests in our portfolio companies as readily as we would like or at an appropriate valuation. As a result, we may make decisions that could decrease the value of our portfolio holdings.

We may acquire various structured financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce our cash available for distribution to our stockholders.

We may seek to hedge against interest rate and currency exchange rate fluctuations and credit risk by using structured financial instruments such as futures, options, swaps and forward contracts, subject to the requirements of the 1940 Act. Use of structured financial instruments for hedging purposes may present significant risks, including the risk of loss of the amounts invested. Defaults by the other party to a hedging transaction can result in losses in the hedging transaction. Hedging activities also involve the risk of an imperfect correlation between the hedging instrument and the asset being hedged, which could result in losses both on the hedging transaction and on the instrument being hedged. Use of hedging activities may not prevent significant losses and could increase our losses. Further, hedging transactions may reduce cash available to pay distributions to our stockholders.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies may be susceptible to economic downturns or recessions. Therefore, during these periods the value of our portfolio may decrease if we are required to write down the values of our investments.

Adverse economic conditions may also decrease the value of our equity investments and the value of collateral securing any debt instruments that we hold. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. These events could harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize the value of any equity securities we own and our portfolio company’s ability to meet its obligations under any debt that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.

Our portfolio may be focused in a limited number of portfolio companies, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of their debt instruments or if there is a downturn in a particular industry.

To the extent that we assume large positions in the securities of a small number of issuers or industries, our net asset value may fluctuate to a greater extent than that of a more diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. In addition, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, a downturn in any particular industry in which we are invested could significantly affect our aggregate returns.

An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

We intend to invest primarily in privately held companies. Investments in private companies pose certain incremental risks as compared to investments in public companies including that they:

•	have reduced access to the capital markets, resulting in diminished capital resources and ability to withstand financial distress;

•	may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

•	may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•	are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on the portfolio company and, in turn, on us; and

•	generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and members of the Adviser’s management team may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

In addition, investments in private companies tend to be less liquid. The securities of private companies are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated over-

the-counter secondary market for institutional investors. These privately negotiated over-the-counter secondary markets may be inactive during an economic downturn or a credit crisis. In addition, the securities in these companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. Also, under the 1940 Act, if there is no readily available market for these investments, we are required to carry these investments at fair value as determined by our Board of Directors. As a result, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser or any of their respective affiliates have material nonpublic information regarding such portfolio company or where the sale would be an impermissible joint transaction. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Finally, little public information generally exists about private companies and these companies may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. Additionally, these companies and their financial information will not generally be subject to the Sarbanes-Oxley Act and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.

We may not have the funds or ability to make additional investments in our portfolio companies.

After our initial investment in a portfolio company, we may be called upon from time to time to provide additional funds to such company or have the opportunity to increase our investment through the exercise of a warrant or other right to purchase common stock. There is no assurance that we will make, or will have sufficient funds to make, follow-on investments. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, we prefer other opportunities, we are limited in our ability to do so by compliance with BDC requirements, or to maintain our RIC status. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies. Any decisions not to make a follow-on investment or any inability on our part to make such an investment may have a negative impact on a portfolio company in need of such an investment, may result in a missed opportunity for us to increase our participation in a successful operation or may reduce the expected return on the investment.

Prepayments of our debt investments by our portfolio companies could adversely impact our results of operations and reduce our return on equity.

We are subject to the risk that the investments we make in our portfolio companies may be repaid prior to maturity. When this occurs, we will generally reinvest these proceeds in temporary investments, pending their future investment in new portfolio companies. These temporary investments will typically have substantially lower yields than the debt being prepaid and we could experience significant delays in reinvesting these amounts. Any future investment in a new portfolio company may also be at lower yields than the debt that was repaid. As a result, our results of operations could be materially adversely affected if one or more of our portfolio companies elect to prepay amounts owed to us. Additionally, prepayments, net of prepayment fees, could negatively impact our return on equity.

Our investments in the oil and gas industry face considerable uncertainties including substantial regulatory challenges.

We have made investments in portfolio companies that operate in the oil and gas industry. The revenues, income (or losses) and valuations of oil and gas companies can fluctuate suddenly and dramatically due to any one or more of the following factors:

Commodity Pricing Risk. In general, commodity prices directly affect oil and gas companies, especially for those who own the underlying commodity. In addition, the volatility of commodity prices can affect other oil and gas companies due to the impact of prices on the volume of commodities produced, transported, processed, stored or distributed and on the cost of fuel for power generation companies. The volatility of commodity prices can also affect oil and gas companies’ ability to access the capital markets in light of market perception that their performance may be directly tied to commodity prices. Historically, energy commodity prices have been cyclical and exhibited significant volatility as evidenced by the recent and sudden decline in oil prices during the second half of 2014.

Regulatory Risk. Changes in the regulatory environment could adversely affect the profitability of oil and gas companies. Federal, state and local governments heavily regulate the businesses of oil and gas companies in diverse matters, such as the way in which assets are constructed, maintained and operated and the prices oil and gas companies may charge for their products and services. Such regulation can change over time in scope and intensity.

Production Risk. The volume of crude oil, natural gas or other energy commodities available for producing, transporting, processing, storing, distributing or generating power may materially impact the profitability of energy companies. A significant decrease in the production of natural gas, crude oil, coal or other energy commodities, due to the decline of production from existing facilities, import supply disruption, depressed commodity prices, political events, OPEC actions or otherwise, could reduce revenue and operating income or increase operating costs of energy companies and, therefore, their ability to pay debt or dividends.

Demand Risk. A sustained decline in demand for crude oil, natural gas and refined petroleum products could materially affect revenues and cash flows of energy companies. Factors that could lead to a decrease in market demand include a recession or other adverse economic conditions, increases in the market price of the underlying commodity, higher taxes or other regulatory actions that increase costs, or shifts in consumer demand for such products.

Depletion and Exploration Risk. Oil and gas companies’ commodities naturally deplete over time. Depletion could have a material adverse impact on such companies’ ability to maintain their revenue. Further, estimates of reserves may not be accurate and, even if accurate, reserves may not be produced profitably. In addition, exploration of energy resources, especially of oil and natural gas, is inherently risky and requires large amounts of capital.

Weather Risk. Unseasonable extreme weather patterns could result in significant volatility in demand for energy and power or may directly affect the operations of individual companies. This weather-related risk may create fluctuations in earnings of energy companies.

Operational Risk. Oil and gas companies are subject to various operational risks, such as failed drilling or well development, unscheduled outages, underestimated cost projections, unanticipated operation and maintenance expenses, failure to obtain the necessary permits to operate and failure of third-party contractors to perform their contractual obligations.

Competition Risk. The oil and gas companies in which we may invest will face substantial competition in acquiring properties, enhancing and developing their assets, marketing their commodities, securing trained personnel and operating their properties. Many of their competitors may have financial and other resources that substantially exceed their resources.

Valuation Risk. The valuation of our holdings in oil and gas portfolio companies is subject to uncertainties inherent in estimating quantities of reserves of oil, natural gas and coal and in projecting future rates of production and the timing of development expenditures, which are dependent upon many factors beyond our control. The estimates rely on various assumptions, including, but not limited to, commodity prices, operating expenses, capital expenditures and the availability of funds, and are therefore inherently imprecise indications of future net cash flows. Actual future production, cash flows, taxes, operating expenses, development expenditures and quantities of recoverable reserves may vary substantially from those assumed in the estimates. Any significant variance in these assumptions could materially affect the value of our investments in oil and gas companies.

Climate Change. There may be evidence of global climate change. Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of oil and gas companies vary with weather conditions, primarily temperature and humidity. To the extent climate changes affect weather conditions, energy use could increase or decrease depending on the duration and magnitude of any changes. Increased oil and gas use due to weather changes may require additional investments by our portfolio companies in more pipelines and other infrastructure to serve increased demand. A decrease in oil and gas use due to weather changes may affect our portfolio companies’ financial condition through decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Potential lawsuits against or taxes or other regulatory costs imposed on greenhouse gas emitters could also affect oil and gas companies, based on links drawn between greenhouse gas emissions and climate change.

Investing in middle-market companies involves a number of significant risks.

Investing in middle-market companies involves a number of significant risks, including:

•	such companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment;

•	such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•	such companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on a portfolio company and, in turn, on us;

•	such companies generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•	our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	such companies may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

We may make investments in other funds, which could cause our stockholders to indirectly bear additional fees.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay the Management Fee and the Incentive Fee to the Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders will bear his or her share of the management and incentive fee of the Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.

Risks Related to an Investment in Our Common Stock

Our financial condition, results of operations and cash flows will depend on our ability to manage our business effectively.

Our ability to achieve our investment objective will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the Adviser’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objective on a cost-effective basis will depend upon the Adviser’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. The Adviser’s investment professionals may have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Adviser may also be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from identifying new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our common stock is not listed on an exchange or quoted through a quotation system and will not be listed for the foreseeable future, if ever. Therefore, our stockholders will have limited liquidity and may not receive a full return of invested capital upon selling their shares of common stock.

Although we intend to seek to complete a liquidity event for our stockholders by March 31, 2021 (i.e. within six years following the first closing date of our initial offering) or at such earlier time as our Board of Directors may determine, taking into consideration market conditions and other factors, we are not required to complete a liquidity event (provided, that our Board is required to recommend the Dissolution if we have not completed a liquidity event by March 31, 2021, subject to two one-year extensions; see “Share Liquidity Strategy” for more information). We expect that our Board of Directors, in the exercise of their duties under Maryland law, will determine to pursue a liquidity event when we believe that then-current market conditions are favorable for a liquidity event, and that such a transaction is in our best interests. A liquidity event could include: (i) listing our shares on a national securities exchange; (ii) a merger or another transaction authorized by our Board of Directors and, if required by our charter, bylaws or other applicable law, approved by our stockholders in which our stockholders will receive cash or shares of a publicly traded company; or (iii) a sale of all or substantially all of our assets either on a complete portfolio basis or individually followed by a liquidation and, if required by our charter, bylaws or other applicable law, approved by our stockholders. While our intent is to seek to complete a liquidity event by March 31, 2021, there can be no assurance that a suitable transaction will be available or that market conditions will be favorable during that timeframe. Prior to a liquidity event, we may provide a limited opportunity for you to have your shares of common stock repurchased, subject to certain restrictions and limitations, at a price which may reflect a discount from the purchase price you paid for the shares being repurchased.

If our shares are listed on a national securities exchange or quoted through a quotation system, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. Also, shares of closed-end investment companies, including BDCs, frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share of common stock may decline. We cannot predict whether our common stock, if listed, will trade at, above or below net asset value.

Investors will be subject to transfer restrictions.

Until such time, if any, that our common stock is listed on a national securities exchange, our common stock is not transferable without the Adviser’s prior written consent on our behalf and transfer of shares of our common stock may only be made upon the Adviser’s receipt (or waiver) of an opinion from the legal counsel of the transferor or transferee of such shares of common stock that such transfer will not result in (among other things): (1) a violation of applicable law (including securities law), or (2) our assets being deemed “plan assets” within the meaning of Department of Labor regulations.

A stockholder’s interest in us will be diluted if we issue additional shares of common stock, which could reduce the overall value of an investment in us.

Our stockholders do not have preemptive rights to subscribe to or purchase any additional issue of shares of common stock we issue in the future. Our charter authorizes us to issue up to 198,000,000 shares of common stock, $0.01 par value per share, and 2,000,000 shares of preferred stock, $0.01 par value per share. Our charter authorizes our Board of Directors, without stockholder approval, to amend our charter to increase or decrease the aggregate number of shares of stock that we are authorized to issue or the number of authorized shares of any class or series of stock. After an investor purchases shares of our common stock in this offering, our board may elect to sell additional shares in the future or issue equity interests in private offerings. To the extent we issue additional equity interests at or below net asset value, after an investor purchases shares of our common stock, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the net asset and fair value of his or her shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our common stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell our common stock, or warrants, options, or rights to acquire our common stock, at a price below the current net asset value of our common stock if our Board of Directors, including a majority of the independent directors, determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Directors, is not less than a price which closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease and you will experience dilution.

Preferred stock could be issued in the future with rights, powers and preferences that would adversely affect holders of our common stock.

Under the terms of our charter, our Board of Directors is authorized, to the fullest extent permitted by the 1940 Act, to authorize us to issue shares of preferred stock in one or more classes or series without stockholder approval. Our Board of Directors, subject to the terms of any class or series of our stock outstanding at the time, is required to set the preferences, conversion and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of each class or series, including preferred stock with terms that might adversely affect the interests of existing stockholders. The issuance of preferred shares convertible into shares of common stock may also reduce the net income and net asset value per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the 1940 Act, including obtaining common stockholder approval. These effects, among others, could have an adverse effect on your investment in our common stock. Certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, the 1940 Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors.

Certain provisions of the Maryland General Corporation Law, our charter and bylaws could deter takeover attempts.

Our charter and bylaws as well as the Maryland General Corporation Law contain provisions that may have the effect of discouraging a third-party from making an acquisition proposal for us. Among other things, our charter and bylaws:

•	provide that, from and after the commencement of the initial offering, the Board of Directors is classified, which may delay the ability of our stockholders to change the membership of a majority of the Board of Directors;

•	do not provide for cumulative voting;

•	provide that, except for vacancies on the Board of Directors caused by the removal of a director by stockholders before the time that we have three independent directors, newly created directorships and vacancies on the Board of Directors may be filled only by a majority vote of directors then in office;

•	provide that our directors may be removed only for cause, and only by a supermajority vote of the stockholders entitled to elect such directors;

•	provide that stockholders may only take action (i) at an annual or special meeting of stockholders or (ii) by unanimous written consent;

•	require a supermajority vote of stockholders to effect amendments to certain provisions of our charter;

•	vest in the Board of Directors the exclusive power to amend our bylaws; and

•	require stockholders to provide advance notice of new business proposals and director nominations under specific procedures for any meeting occurring after the initial closing of this offering.

In addition, except as otherwise provided in our charter, the affirmative vote of at least 75% of the votes entitled to be cast thereon, with each class or series of stock voting as a separate class, in addition to the affirmative vote of at least 75% of the Board of Directors is required to effect a number of actions, including certain business combinations, that the holders of our shares of our common stock may view as desirable or in their best interest.

Under the Maryland General Corporation Law, certain “business combinations,” including mergers, consolidations, share exchanges, or, in circumstances specified in the statute, asset transfers or issuances or reclassifications of equity securities, between a Maryland corporation and any person who owns 10% or more of the voting power of the corporation’s outstanding voting stock, and certain other parties (each an “interested stockholder”), or an affiliate of the interested stockholder, are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder to the extent such statute is not superseded by applicable requirements of the 1940 Act. Thereafter, any of the specified business combinations must be approved by two supermajority votes of the stockholders unless, among other conditions, the corporation’s common stockholders receive a minimum price for their shares. However, our Board of Directors has adopted a resolution exempting from the above restrictions any business combination between us and (i) any other person, provided that such business combination is first approved by the Board of Directors (including a majority of the directors who are not “interested persons” within the meaning of the 1940 Act), and (ii) Credit Suisse Group AG (and its successors) and any of its (or its successors’) affiliates. This resolution, however, may be altered or repealed in whole or in part at any time.

These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for the common stock.

Investing in our common stock involves a high degree of risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our common stock may not be suitable for someone with lower risk tolerance.

The net asset value of our common stock may fluctuate significantly.

The net asset value and liquidity, if any, of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of the Adviser or certain of its respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

U.S. federal income Tax Risks

We will be subject to corporate-level U.S. federal income tax if we are unable to qualify as a RIC under Subchapter M of the Code or to satisfy RIC distribution requirements.

To obtain and maintain RIC tax treatment under the Code, we must meet the following minimum annual distribution, income source and asset diversification requirements. See “Item 1 – Business – Tax Matters.”

The minimum annual distribution requirement for a RIC will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary taxable income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and may in the future become subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities, or similar sources.

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy this requirement, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

If we fail to maintain RIC tax treatment for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

If we do not qualify as a “publicly offered regulated investment company,” as defined in the Code, non-corporate stockholders will be taxed as though they received a distribution of some of our expenses.

A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the taxable year. While we will constitute a publicly offered RIC after our first taxable year ending December 31, 2015, there can be no assurance that we will in fact so qualify for any of our taxable years. If we do not qualify as a publicly offered RIC for any taxable year because we fail to meet any of these required conditions, non-corporate stockholders, including individuals, trusts, and estates, will be deemed to receive an additional distribution from us for such year equal to their pro rata portion of our affected expenses, including our advisory fees. Non-corporate stockholders may be entitled to deduct their pro rata share of these expenses on their own tax returns, but their ability to deduct these expenses is subject to significant limitations. In particular, these expenses will constitute miscellaneous itemized deductions that are deductible to a non-corporate stockholder only to the extent they exceed 2.0% of such a stockholder’s adjusted gross income. In addition, such expenses will generally not be deductible for alternative minimum tax purposes.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For U.S. federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK, interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Furthermore, we may invest in non-U.S. corporations (or other non-U.S. entities treated as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances this could require us to recognize income where we do not receive a corresponding payment in cash.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Further, we may elect to amortize market discounts and include such amounts in our taxable income in the current year, instead of upon disposition, as an election not to do so would limit our ability to deduct interest expenses for tax purposes.

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the annual distribution requirement, even if we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, make a partial share distribution, or forego new investment opportunities for this purpose. If we are not able to obtain cash from other sources, and chooses not to make a qualifying share distribution, we will fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax on income and gains.

Other Risks

Terrorist attacks, acts of war or natural disasters may impact the businesses in which we invest and harm our business, operating results and financial condition.

Terrorist acts, acts of war or natural disasters may disrupt our operations, as well as the operations of the businesses in which we invest. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. Future terrorist activities, military or security operations, or natural disasters could further weaken the domestic/global economies and create additional uncertainties, which may negatively impact the businesses in which we invest directly or indirectly and, in turn, could have a material adverse impact on our business, operating results and financial condition. Losses from terrorist attacks and natural disasters are generally uninsurable.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay distributions.

Our business is dependent on our and third-parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be sudden electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and cyber-attacks. These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay distributions to our stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at One Madison Ave 10th Floor New York, NY 10010.

Item 3.	Legal Proceedings

Neither we nor the Adviser are currently subject to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no market for our common stock, and we do not expect that a market for our shares will develop in the foreseeable future. No shares of our common stock have been authorized for issuance under any equity compensation plans. Under Maryland law, our stockholders generally will not be personally liable for our debts or obligations.

We are offering our shares on a continuous basis at a per share price equal to our per share net asset value as of the closing date pursuant to the offering.

In connection with each closing on the sale of shares offered in our continuous public offering, our board of directors or a committee thereof is required, within 48 hours of the time that each closing and sale is made, to make the determination that we are not selling shares at a price per share which, after deducting selling commissions and dealer manager fees, is below our then current net asset value per share. Our board of directors, or a committee thereof, will consider the following factors, among others, in making such determination:

•	the net asset value per share of our shares disclosed in the most recent periodic report we filed with the SEC;

•	our management’s assessment of whether any material change in the net asset value per share has occurred (including through the realization of net gains on the sale of our portfolio investments) from the period beginning on the date of the most recently disclosed net asset value per share to the period ending two days prior to the date of the closing on and sale of our shares; and

•	the magnitude of the difference between the net asset value per share disclosed in the most recent periodic report we filed with the SEC and our management’s assessment of any material change in the net asset value per share since the date of the most recently disclosed net asset value per share, and the offering price of our shares at the date of closing.

The following presents our outstanding classes of securities as of February 24, 2016:

Title of Class	Amount Authorized	Amount Held by the Company or for its Account	Amount Outstanding
Common Stock	198,000,000	—	23,453,847
Preferred Stock	2,000,000	—	—

As of February 24, 2016, we had 86 record holders of our common stock.

Distributions

Our dividends, if any, are determined by the board of directors. We have elected to be treated as a RIC under Subchapter M of the Code. To maintain RIC qualification, we must distribute at least 90% of our net ordinary income and net short-term capital gains in excess of our net long-term capital losses, if any. We will be subject to a 4% nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed in the preceding year.

The Company intends to pay quarterly dividends to its common stockholders from its net income. Such dividends are accrued for and recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually. For the year ended December 31, 2015, the Company paid the following dividends:

Rate per Share	Declaration Date	Record Date	Ex-Date	Pay-Date
$0.1950	June 15, 2015	June 15, 2015	June 30, 2015	June 30, 2015
$0.2239	September 23, 2015	September 23, 2015	September 30, 2015	September 30, 2015
$0.4964	December 23, 2015	December 23, 2015	December 31, 2015	December 31, 2015

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and declares a cash dividend, the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. For the year ended December 31, 2015, the Company issued 34,772 shares under the dividend reinvestment plan.

Item 6.	Selected Financial Data

We have derived the selected financial data below from our audited financial statements for the fiscal year ended December 31, 2015 and for the partial year ended December 31, 2014, which has been audited by KPMG LLP, our independent registered public accounting firm.

	At and for the Year Ended December 31, 2015	At and for the period beginning September 5, 2014 to December 31, 2014
Statement of Operations data:
Total investment income	$36,063,173	$10,883,787
Base management fees (net of waivers)	4,639,484	1,081,496
Incentive fee	4,451,334	1,491,087
All other expenses	6,821,577	1,812,420
Net investment income	20,150,778	6,498,784
Unrealized appreciation/depreciation on total investments	(8,867,411)	(1,501,190)
Net realized gain/loss on total investments	(8,604,874)	-
Net increase in net assets resulting from operations	2,678,493	4,997,594
Per share data:
Net asset value per common share	$9.42	$10.23
Net investment income (loss)	0.87	0.30
Net realized/unrealized gains (losses)	(0.76)	(0.07)
Net increase in net assets resulting from operations	0.11	0.23
Dividends declared from net investment income	(0.92)	—
Balance Sheet data:
Total investment portfolio at fair value	$337,738,714	$249,101,575
Cash and cash equivalents	6,578,741	7,241,675
Other assets	4,707,584	2,413,439
Total assets	349,025,039	258,756,689
Revolving credit facility	125,000,000	30,000,000
Total liabilities	128,051,229	32,614,336
Total Net assets	$220,973,810	$226,142,353

Other data (Unaudited):
Weighted average annualized yield on total investments is based of fair market value (1)	11.8%	12.7%
Number of investments in investment portfolio at year end	28	19

(1)	The weighted average yield represents amortized total investments yield to maturity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Some of the statements in this annual report on Form 10-K may constitute forward-looking statements because they relate to future events or our future financial conditions. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties, including, but not limited to, statements as to:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	changes in the economy;

•	risk associated with possible disruptions in our operations or the economy generally;

•	the effect of investments that we expect to make;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing of cash flows, if any, from the operations of our portfolio companies;

•	the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a RIC and as a BDC; and

•	the effect of changes in laws or regulations affecting our operations or to tax legislation and our tax position.

We have based the forward-looking statements included in this annual report on Form 10-K on information available to us on the date of this annual report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

We are a closed-end, non-diversified investment management company that has elected to be regulated as a BDC under the 1940 Act. Our investment objective is to generate current income, and to a lesser extent, capital appreciation through direct investments in secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. We invest primarily in middle-market U.S. companies, which our Adviser believes are underserved by traditional lenders such as commercial banks and have limited access to public debt markets. The term “middle-market” generally refers to companies with EBITDA, between $5 million and $75 million annually. The term “mezzanine” generally refers to a loan that ranks senior only to a borrower’s equity securities and ranks junior in right of payment to all of such borrower’s other indebtedness.

We make investments through both primary originations and open-market secondary purchases. We invest across a number of different industries. Our investments will typically have maturities between three and ten years and generally range in size between $5 million and $50 million.

We were formed as Credit Suisse Corporate Credit Solutions, LLC, a Delaware limited liability company, on August 5, 2014, by the Asset Management business of Credit Suisse AG (together with its affiliated entities, “Credit Suisse”). On January 30, 2015, we converted to a Maryland corporation and changed our name to Credit Suisse Park View BDC, Inc. On February 2, 2015, we elected to be regulated as a BDC under the 1940 Act. We intend to elect to be treated for U.S. federal income tax purposes, and have qualified as a RIC under Subchapter M of the Code.

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

We are offering for sale on a continuous basis a maximum of $500 million of our common stock, $0.01 par value per share, at price that is equal to the current per share net asset value of our common stock, on a “best efforts” basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the “Registration Statement”) (File No. 333-198981), filed with the SEC under the Securities Act of 1933, as amended and supplemented (the “Offering”). On March 19, 2015, our Registration Statement was declared effective by the SEC. Credit Suisse Securities (USA), LLC (the “Dealer Manager”), our affiliate, serves as the dealer manager of the Offering. As of December 31, 2015, we have sold $13.2 million of our common stock pursuant to the Offering.

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

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To maintain our RIC status, we will have to meet specified source-of-income and asset diversification requirements. To be eligible for tax treatment under Subchapter M of the Code for U.S. federal income tax purposes, we will have to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2015, our investment portfolio of $337.7 million (at fair value) consisted of investments in 28 portfolio companies, as compared to $249.1 million (at fair value) consisting of investments in 19 portfolio companies as of December 31, 2014. As of December 31, 2015, our portfolio was comprised of 96.4% senior secured loans (including 52.2% first lien debt, 32.1% unitranche and/or criss-cross collateral debt, 12.1% second lien debt) and 3.6% equity and other investments at fair value, of which 88.6% of the portfolio was invested in floating-rate debt, 7.8% was invested in fixed-rate debt, and the remainder in equity and other investments. As of December 31, 2014, our portfolio was comprised of 99.4% senior secured loans (including 44.5% first lien debt, 49.2% First Lien/Last-Out Unitranche and 5.7% second lien debt) and 0.6% equity and other investments at fair value, of which 90.5% of the portfolio was invested in floating-rate debt, 8.9% was invested in fixed-rate debt, and the remainder in equity and other investments.

We originate and invest primarily in privately-held middle-market companies through secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. The composition of our investment portfolio as of December 31, 2015 and 2014 was as follows:

	As of December 31, 2015		As of December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured – First Lien	$182,226,165	$176,293,926	$111,313,527	$110,904,519
First Lien/Last-Out Unitranche	112,491,625	108,557,626	123,153,827	122,449,518
Senior Secured – Second Lien	41,560,883	40,863,775	14,290,466	14,284,238
Partnership Interest	11,828,642	12,023,387	1,844,945	1,463,300

Total Investments	$348,107,315	$337,738,714	$250,602,765	$249,101,575

At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $12.0 million and $11.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.4 million and $23.3 million, respectively. At December 31, 2014, our average portfolio company investment at amortized cost and fair value was approximately $13.1 million and $13.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $20.0 million and $20.0 million, respectively.

The weighted average yield on all of our current debt investments at December 31, 2015 was approximately 10.4% (10.3% excluding PIK interest). The weighted average yield on all of our current debt investments at December 31, 2014 was approximately 10.7% (10.4% excluding PIK interest). The weighted average yield was computed using the effective interest rates for all of our current debt investments to maturity from December 31, 2015 or December 31, 2014, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity

During the fiscal year ended December 31, 2015, we invested approximately $241.6 million in 20 portfolio companies, including 14 new portfolio companies. Of these 14 new investments, 99.1% were senior secured loans (including 63.0% first lien debt, 17.5% first lien unitranche and/or criss-cross collateral debt, 18.7% second lien debt) and 0.9% were equity and other at fair value, of which 92.6% of the new investments were floating-rate debt at fair value. During the fiscal year ended December 31, 2015, we received $139.6 million in proceeds from investments.

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

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of December 31, 2015, we had 2 loans on non-accrual status, which represents approximately 5.9% of the fair value of our portfolio.

Results of Operations for the Years Ended December 31, 2015 and 2014

Since we commenced our investment activities on September 5, 2014, the results of operations for the year ended December 31, 2014 represents only 117 days of operations, as compared to 365 days for the year ended December 31, 2015, which accounts for most of the differences in operating results over these two periods.

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

Investment income for the year ended December 31, 2015 totaled $36.1 million, including $30.9 million of interest income, attributable to interest on our debt investments. Investment income for the year ended December 31, 2014 totaled $10.9 million, including $9.4 million of interest income, attributable to interest on our debt investments.

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

As of December 31, 2015, we have incurred $1.5 million of offering costs. The Adviser is responsible for the payment of our offering expenses in excess of $1.5 million, and we will not reimburse the Adviser for any offering expenses that exceed $1.5 million. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Offering costs are charged as an expense over a 12 month period upon receipt of a formal commitment of external capital. We received formal commitment of external capital in March 2015, and offering expenses expensed for the year ended December 31, 2015 were $1.1 million.

The base management fees for the year ended December 31, 2015 were $5.4 million, net of $0.8 million waived by the Adviser as provided for in the Advisory Agreement. The base management fees for the year ended December 31, 2014 were $1.3 million, net of $0.2 million waived by the Adviser as provided for in the Advisory Agreement. The waiver of base management fees by the Adviser is permanent and not subject to recoupment by the Adviser.

Credit Facility

In October 2014, we entered into a credit facility with Capital One, N.A., as administrator, and various lenders (the “Credit Facility”). As of December 31, 2015, the Credit Facility provided for borrowings in an aggregate amount of $230 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300 million, subject to certain conditions. Borrowings under the Credit Facility were $125 million and $30.0 million as of December 31, 2015 and December 31, 2014, respectively. Interest is charged at the 1 month LIBOR Rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.17% (average 2.96%). The Company pays to the lender a structuring fee equal to 0.25% of the current amount of permitted borrowings. The Company will also pay to the lenders a commitment fee equal to 0.50% of the commitment provided by the lenders. The Company recorded interest and fee expense of $3.5 million and $0.6 million for the years ended December 31, 2015 and December 31, 2014, respectively.

Net Investment Income

For the years ended December 31, 2015 and December 30, 2014, net investment income was $20.2 million and $6.5 million, respectively.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the years ended December 31, 2015 and December 31, 2014, the Company realized losses on its investments of $8.6 million and $0, respectively.

Net Change in Unrealized Appreciation / (Depreciation) of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation from investments totaled $8.9 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively.

Net Increase in Net Assets Resulting from Operations

For the year ended December 31, 2015, net increase in net assets resulting from operations totaled $2.7 million, or $0.12 per common share (based on 23,083,190 weighted average common shares outstanding at December 31, 2015). For the year ended December 31, 2014, net increase in net assets resulting from operations totaled $5.0 million.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $86.4 million for the year ended December 31, 2015, primarily in connection with the purchase of investments. Our financing activities provided cash of $85.7 million, primarily from borrowings under the Credit Facility, during the same period.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of December 31, 2015, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the year ended December 31, 2015. As of December 31, 2015 our asset coverage ratio was 277%.

During the years ended December 31, 2015 and 2014, we had cash and cash equivalents of $6.6 million and $7.2 million, respectively.

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsors have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20.0 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20.0 million. Based on these requirements, our sponsors have an aggregate financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of the effective date of this annual report on Form 10-K.

Contractual Obligations

The following table reflects contractual obligations arising from the Credit Facility for year ended December 31, 2015:

	Total	Less than 1 year	1 –3 years	3 –5 years	More than 5 years
Credit Facility	$125,000,000	—	—	$125,000,000	—

Total debt	$125,000,000	—	—	$125,000,000	—

Commitment and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. For the year ended December 31, 2015, we had no outstanding commitments to fund investments. As of December 31, 2014, we had outstanding commitments to fund investments totaling $1.7 million.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. For the year ended December 31, 2015, we had no off-balance sheet arrangements.

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

Item 7A:	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 88.6% (face value) of the loans in our portfolio bore interest at floating rates. All of the floating rate loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of December 31, 2015 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our annual net income by less than $250,000 due to current floors in place. A hypothetical decrease in LIBOR would not reduce our net income, again, due to the aforementioned floors in place but could increase our net income as borrowings under our credit facility are not subject to a LIBOR floor. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period since August 5, 2014 (inception) through December 31, 2014 and the year ended December 31, 2015, we did not engage in hedging activities.

Item 8:	Consolidated Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Credit Suisse Park View BDC, Inc.:

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of Credit Suisse Park View BDC, Inc. (and subsidiaries) (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2015 and the period from September 5, 2014 (commencement of operations) to December 31, 2014. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2015, by correspondence with the custodian or by other appropriate auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Credit Suisse Park View BDC, Inc. (and subsidiaries) as of December 31, 2015 and 2014, and the results of their operations, changes in their net assets and cash flows for the year ended December 31, 2015 and the period from September 5, 2014 (commencement of operations) to December 31, 2014 in conformity with U.S. generally accepted accounting principles.

New York, New York

March 1, 2016

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	December 31
	2015	2014
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $332,480,856 and $250,602,765, respectively)	$322,112,255	$249,101,575
Controlled, affiliated investments (amortized cost of $15,626,459 and $0, respectively)	15,626,459	—

Total investments at fair value (amortized cost of $348,107,315 and $250,602,765, respectively)	337,738,714	249,101,575
Cash	6,578,741	7,241,675
Receivable for investments sold	155,023	—
Interest receivable	2,044,017	1,263,781
Due from Adviser (Note 9)	—	315,725
Deferred financing costs (net of accumulated amortization of $425,564 and $25,000, respectively) (Note 10)	1,811,936	725,000
Deferred offering costs	375,000	—
Prepaid expenses and other assets	321,608	108,933

Total assets	$349,025,039	$258,756,689

Liabilities
Revolving credit facility (Note 10)	$125,000,000	$30,000,000
Management fee payable to affiliate (Note 5)	904,497	308,684
Incentive fee payable to affiliate (Note 5)	1,133,783	1,345,194
Interest payable (Note 10)	216,349	34,111
Payable for organization and offering expenses	—	567,904
Accrued expenses and other liabilities	796,600	358,443

Total liabilities	$128,051,229	$32,614,336

Commitments and Contingencies (Note 14)

Net Assets
Common stock, par value $0.01 per share (23,453,847 and 22,114,476 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	$234,538	$221,145
Paid-in capital in excess of par value	242,272,590	220,923,614
Accumulated net realized gain (loss)	(8,603,104)	—
Undistributed (overdistributed) net investment income	(2,561,613)	6,498,784
Net unrealized depreciation on investments	(10,368,601)	(1,501,190)

Total net assets	$220,973,810	$226,142,353

Net asset value per share	$9.42	$10.23

See accompanying notes to consolidated financial statements

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2015	For the period from September 5, 2014 (commencement of operations) to December 31, 2014
Investment Income:
Interest income	$35,860,254	$9,421,173
Other income	202,919	1,462,614

Total investment income	36,063,173	10,883,787

Expenses:
Management fees (Note 5)	5,412,731	1,261,745
Incentive fees (Note 5)	4,451,334	1,491,087
Interest and credit facility fees (Note 10)	3,558,385	615,910
Professional fees	1,116,300	—
Offering costs	1,125,000	—
Directors fees	76,000	—
Organization expense	148,135	700,000
Other expenses	797,757	496,510

Total expenses	16,685,642	4,565,252
Less management fee waived (Note 5)	(773,247)	(180,249)

Net expenses	15,912,395	4,385,003

Net investment income	20,150,778	6,498,784

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(8,600,787)	—
Net realized gain (loss) from foreign currency transactions	(4,087)	—
Net change in unrealized appreciation (depreciation) from investments	(8,867,411)	(1,501,190)

Net realized/unrealized gains (losses)	(17,472,285)	(1,501,190)

Net increase in net assets resulting from operations	$2,678,493	$4,997,594

Per share information (basic and diluted):
Earnings per share (basic and diluted):	$0.11	$0.23
Net investment income per share (basic and diluted):	$0.87	$0.29
Weighted average shares outstanding:	23,083,190	22,114,476

See accompanying notes to consolidated financial statements

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS

	For the Year Ended December 31, 2015	For the period from September 5, 2014 (commencement of operations) to December 31, 2014
Increase (decrease) in net assets resulting from operations:
Net investment income	$20,150,778	$6,498,784
Net realized gain (loss) on investments and foreign currency transactions	(8,604,874)	—
Net change in unrealized appreciation (depreciation) from investments	(8,867,411)	(1,501,190)

Net increase in net assets resulting from operations	2,678,493	4,997,594

Dividends to shareholders from:
Net investment income	(21,389,140)	—

Total dividends to shareholders	(21,389,140)	—

Capital transactions:
Issuance of common shares (1,304,599 and 22,114,476 shares, respectively)	13,204,000	221,144,759
Issuance of common shares pursuant to dividend reinvestment plan (34,772 and 0 shares, respectively)	338,104	—

Net increase in net assets resulting from capital transactions	13,542,104	221,144,759

Total increase (decrease) in net assets	(5,168,543)	—
Net assets at beginning of year/period	226,142,353	—

Net assets at end of year/period (including undistributed (overdistributed) net investment income of $(2,561,613) and $6,498,784, respectively)	$220,973,810	$226,142,353

Dividends declared per share:	$0.9153	$—

See accompanying notes to consolidated financial statements

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the period from September 5, 2014 (commencement of operations) to December 31, 2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$2,678,493	$4,997,594

Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(241,643,717)	(283,981,762)
Paid-in-kind interest income	(1,765,386)	(343,095)
Proceeds from sales of investments, net	139,569,675	34,220,220
Net realized (gain) loss on investments	8,600,787	—
Net change in unrealized (appreciation) depreciation on investments	8,867,411	1,501,190
Amortization of premium/accretion of discount on investments, net	(2,265,909)	(498,128)
Amortization of deferred financing costs	400,564	25,000

(Increase) decrease in operating assets:
Receivable for investments sold	(155,023)	—
Interest receivable	(780,236)	(1,263,781)
Due from Adviser	315,725	(315,725)
Prepaid expenses and other assets	(212,675)	(108,933)
Deferred offering costs	(375,000)	—

Increase (decrease) in outstanding liabilities:
Management fee payable to affiliate	595,813	308,684
Incentive fee payable to affiliate	(211,411)	1,345,194
Interest payable	182,238	34,111
Payable for organization and offering expenses	(567,904)	567,904
Accrued expenses and other liabilities	438,157	358,443

Net cash provided by (used in) operating activities	(86,353,398)	(243,153,084)

Cash flows from financing activities
Issuance of common shares	13,204,000	221,144,759
Borrowings on revolving credit facility	216,000,000	30,000,000
Repayments of Revolving Credit Facility	(121,000,000)	—
Financing costs	(1,462,500)	(750,000)
Dividends paid	(21,051,036)	—

Net cash provided by (used in) financing activities	85,690,464	250,394,759

Net increase (decrease) in cash	(662,934)	7,241,675

Cash and cash equivalents at beginning of year/period	7,241,675	—

Cash and cash equivalents at end of year/period	$6,578,741	$7,241,675

Supplemental disclosure of cash flow information:
Cash paid during the year/period for interest	$2,223,652	$36,213

Non-Cash financing activities:
Issuance of common shares in connection with dividend reinvestment plan	$338,104	$—

See accompanying notes to consolidated financial statements

 CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS

  DECEMBER 31, 2015

Company *(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (3)	Amortized Cost (4)	Fair Value
Senior Secured Loans - 147.40%

First Lien/Senior Secured Loans - 79.78%

Adams Publishing Group, LLC	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	11/9/2015	11/3/2020	$4,875,000	$4,780,153	$4,777,500

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	6/11/2015	6/11/2020	9,750,000	9,616,403	9,603,750

CF Entertainment Inc.	Media: Diversified & Production	L+ 11.00% (12.00)% (1.00% floor)	9/5/2014	6/26/2020	17,268,750	17,132,209	17,096,063

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	L + 8.75% (9.75%) (1.00% floor)	11/4/2014	10/31/2019	10,612,120	10,438,861	10,479,469

Entrans International, LLC	Transportation: Cargo	L + 7.50% (8.50%) (1.00% floor)	6/22/2015	6/4/2020	14,812,500	14,677,184	13,923,750

Gaming & Entertainment Management - Illinois LLC	Hotel, Gaming & Leisure	L + 9.00% (10.00%) (1.00% floor)	5/22/2015	11/22/2020	16,003,448	15,962,491	16,003,448

Homeland HealthCare, LLC(1)	Healthcare & Pharmaceuticals	L + 7.00% (8.00%) (1.00% floor)	12/31/2015	1/5/2018	6,200,000	6,200,000	6,200,000

Infinity Sales Group, LLC	Services: Business	L + 10.50% (11.50%) (1.00% floor)	9/5/2014	11/21/2018	8,993,740	8,656,490	8,544,053

KPC Health Care, Inc.	Healthcare & Pharmaceuticals	ABR(12) + 8.25% (11.75%)	8/28/2015	8/28/2020	10,723,259	10,494,895	10,481,985

Labvantage Solutions Inc.	High Tech Industries	L + 9.50% (10.50%) (1.00% floor)	12/29/2015	12/29/2020	5,000,000	4,900,107	4,900,000

Labvantage Solutions Ltd.(13) (EUR)	High Tech Industries	L + 9.50% (10.50%) (1.00% floor)	12/29/2015	12/29/2020	€4,580,474	4,930,006	4,874,231

Land Holdings I, LLC	Hotel, Gaming & Leisure	12.00%	6/17/2015	6/26/2019	10,000,000	10,000,000	10,000,000

Lift Brands, Inc.	Services: Consumer	L + 7.50% (8.50%) (1.00% floor)	5/19/2015	12/23/2019	9,806,452	9,763,361	9,757,419

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC(5)	Energy: Oil & Gas	L + 8.00% (12.00%) (1.00% floor and 3.00% PIK)	9/5/2014	7/31/2017	15,684,886	15,364,043	10,383,597

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	12.00% and (4.00% PIK) (16.00%)	9/5/2014	7/17/2019	6,915,076	6,811,709	6,776,775

Spinal USA, Inc.	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	1/22/2015	1/21/2020	12,375,000	12,375,000	12,375,000

See accompanying notes to consolidated financial statements.

 CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS (CONTINUED)

  DECEMBER 31, 2015

Company *(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (3)	Amortized Cost (4)	Fair Value

Senior Secured Loans - (continued) 147.40%

First Lien/Senior Secured Loans - (continued) 79.78%

Worley Claims Services, LLC	Services: Business	L + 8.00% (9.00%) (1.00% floor)	10/31/2014	10/31/2020	$20,320,087	$ 20,123,253	$ 20,116,886

Total First Lien/Senior Secured Loans						$ 182,226,165	$ 176,293,926

First Lien/Last-Out Unitranche - 49.13%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC(6)	Aerospace & Defense	L + 8.50% (9.50%) (1.00% floor)	9/5/2014	7/17/2019	23,681,313	23,352,987	23,286,168

AMPORTS, Inc.(6)	Automotive	L + 5.00% (6.00%) (1.00% floor)	9/5/2014	5/19/2020	19,100,000	19,100,000	19,100,000

Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(6)	Services: Business	L + 5.90% (6.90%) (1.00% floor)	12/23/2014	12/23/2019	15,200,000	15,012,086	14,972,000

Forbes Media LLC(6)	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	9/12/2014	9/12/2019	15,000,000	14,795,661	14,762,282

Ipsen International GmbH(6) (13)	Capital Equipment	L + 8.00% (9.00%) (1.00% floor)	2/23/2015	9/30/2019	1,752,381	1,737,650	1,734,857

Ipsen, Inc.(6)	Capital Equipment	L+ 7.00% (8.00%) (1.00% floor)	2/23/2015	9/30/2019	8,095,238	8,027,357	8,014,286

NWN Acquisition Holding Co LLC(6)	High Tech Industries	L + 9.00% (10.00%) (1.00% floor)	10/16/2015	10/16/2020	17,390,625	17,055,779	17,042,812

Speed Commerce Inc.(5) (6) (7)	High Tech Industries	16.5% PIK	11/21/2014	11/21/2019	12,546,438	12,451,534	8,782,507

Speed Commerce Inc. (Tack-on)(5) (6) (7)	High Tech Industries	16.5% PIK	10/6/2015	11/21/2019	958,571	958,571	862,714

Total First Lien/Last-Out Unitranche						$ 112,491,625	$ 108,557,626

Second Lien/Senior Secured Loans - 18.49%

Conisus, LLC	Services: Business	L + 10.25% (11.25%) (1.00% floor)	6/23/2015	6/23/2021	$11,750,000	$ 11,750,000	$ 11,750,000

Encapsys, LLC	Chemicals, Plastics & Rubber	L + 10.00% (11.00%) (1.00% floor)	8/3/2015	3/3/2021	11,165,000	11,007,252	10,997,525

Mississippi Sand, LLC	Metals & Mining	L + 10.00% (11.00%) (1.00% floor)	11/21/2014	11/21/2019	13,125,000	12,871,878	12,206,250

See accompanying notes to consolidated financial statements.

 CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS (CONTINUED)

  DECEMBER 31, 2015

Company *(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (3)	Amortized Cost (4)	Fair Value

Senior Secured Loans - (continued) 147.40%

Second Lien/Senior Secured Loans - (continued) 18.49%

TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	L + 8.25% (9.25%) (1.00% floor)	6/18/2015	5/29/2022	$6,000,000	$ 5,931,753	$ 5,910,000

Total Second Lien/Senior Secured Loans						$ 41,560,883	$ 40,863,775

Total Senior Secured Loans						$ 336,278,673	$ 325,715,327

Partnership Interest - 5.44%

Encapsys, LLC (Class A Units)(8) (10)	Chemicals, Plastics & Rubber	Partnership Interest			10,000	$ 1,000,000	$ 1,000,000

Homeland HealthCare, LLC(1) (8) (9)	Healthcare & Pharmaceuticals	Partnership Interest			750	9,426,459	9,426,459

NSG Co-Invest (Bermuda) LP(8) (11) (13)	Consumer Goods: Non-Durable	Partnership Interest			1,521	1,053,380	1,248,125

NS NWN Acquisition, LLC	High Tech Industries	Partnership Interest			346	348,803	348,803

Total Partnership Interest						$ 11,828,642	$ 12,023,387

Total Investments						$ 348,107,315	$ 337,738,714

*	Each of our investments or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Capital One, N.A. Branch (see Note 10).
(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	Under the 1940 Act, the portfolio company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Transactions during the 12 months ended December 31, 2015 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company is as follows:

Company	Type of Asset	Amount of Interest and Other Income	Beginning Fair Value December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Fair Value December 31, 2015
Homeland HealthCare, LLC	First Lien/Senior Secured Loan	—	$9,454,080	$6,200,000	$9,454,080	$—	$—	$6,200,000
Homeland HealthCare, LLC	Partnership Interest	—	—	9,426,459	—	—	—	$9,426,459

Total Control Investments		$—	$9,454,080	$15,626,459	$9,454,080	$—	$—	$15,626,459

(a)	Gross additions include increases in the cost basis of investments resulting from the December 30, 2015 restructuring of the portfolio company and the addition of partnership interest in the portfolio company.
(b)	Gross reductions include decreases in the cost basis of investments resulting from the December 30, 2015 restructuring of the portfolio company.

(2)	Current interest rate in effect as of December 31, 2015.
(3)	Denominated in U.S. dollar unless otherwise noted.
(4)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of December 31, 2015, approximates their amortized cost.

See accompanying notes to consolidated financial statements.

 CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS (CONTINUED)

  DECEMBER 31, 2015

(5)	The investment was on non-accrual status as of December 31, 2015.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(7)	The senior secured loan for Speed Commerce Inc. was amended on May 11, 2015 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 16.5% through December 31, 2015.
(8)	Non-income producing security.
(9)	Homeland HealthCare, LLC is held through Clocktower Home, LLC, a wholly-owned taxable subsidiary.
(10)	Encapsys, LLC is held through Clocktower Rise, LLC, a wholly-owned taxable subsidiary.
(11)	NSG Co-Invest (Bermuda) LP is held through Clocktower North, LLC.
(12)	ABR- Alternate Base Rate (3.5%)
(13)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

EUR-	Euro; local currency investment denominated in Euros.

L-	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement.

PIK-	Payment In-Kind

See accompanying notes to consolidated financial statements.

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

See accompanying notes to consolidated financial statements.

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

PIK - Payment In-Kind

See accompanying notes to consolidated financial statements.

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Consolidated Financial Statements

December 31, 2015

1.	Organization

Credit Suisse Park View BDC, Inc. (the “Company”) was initially organized as Credit Suisse Corporate Credit Solutions, LLC, a single member Delaware limited liability company, on August 5, 2014 and commenced operations on September 5, 2014 with Credit Suisse Alternative Capital, LLC (“CSAC”), an indirect, wholly-owned subsidiary of Credit Suisse Group AG (“Credit Suisse”) as its sole member. On January 30, 2015, the Company converted to a Maryland corporation and changed its name to Credit Suisse Park View BDC, Inc. (the “Conversion”). On February 2, 2015, the Company elected to be regulated as a business development company (“BDC”) under the U.S. Securities and Exchange Commission’s (“SEC”) Investment Company Act of 1940, as amended (the “1940 Act”).

In connection with the Conversion, all common units were converted to common shares at a ratio of 1.0 common share to 1.0 unit. Accordingly, earnings and other per unit data in the accompanying consolidated financial statements and related notes give retroactive effect to the Conversion.

The Company was formed primarily to lend to and selectively invest in middle market companies in the United States. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation through debt and equity investments. The Company invests in secured debt (including first and second lien senior loans), unsecured debt (including mezzanine debt), and to a lesser extent, equity securities of middle-market U.S. companies.

On August 4, 2015, the Company formed Clocktower Home, LLC, Clocktower Rise, LLC and Clocktower North, LLC as wholly-owned subsidiaries for tax purposes. These subsidiaries allow the Company to hold equity securities of portfolio companies organized as pass-through entities while continuing to satisfy the requirements of a Regulated Investment Company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended. The financial statements of these entities are consolidated into the financial statements of the Company. All significant intercompany balances and transactions have been eliminated through consolidation.

Credit Suisse Asset Management, LLC (“CSAM” or the “Adviser”), an indirect, wholly-owned subsidiary of Credit Suisse, is the investment advisor of the Company. CSAM is a registered investment adviser under the Advisers Act of 1940, as amended.

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

Basis of Presentation

The accompanying consolidated financial statements are expressed in United States dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

Consolidation

In accordance with Regulation S-X Article 6.03 and ASC Topic 810 - Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

Investment Transactions

The Company records investment transactions purchased on a secondary basis on trade date. Loan originations are recorded on the date of the binding commitments, which is generally the funding date. Investments purchased on a when-issued or delayed delivery basis may settle a month or more from the trade date. Such investments are subject to market fluctuations during this period.

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

With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the valuation procedures adopted by the Board of Directors contemplate a multi-step valuation process each quarter, as described below:

•

The Company’s valuation process will begin with each portfolio company or investment being valued preliminarily by the Adviser with such valuation taking into account the financial performance of the portfolio company or investment, feedback from management on the portfolio company’s operations, general market conditions and other factors. This preliminary valuation conclusion will then be submitted on a quarterly basis to an independent valuation firm engaged by the Board of Directors to provide an opinion on a final range of values for each portfolio company or investment;

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

Interest Income Recognition

Interest income is recorded on an accrual basis and includes the accretion of discounts and amortization of premiums. Discounts and premiums to par value on securities purchased are accreted or amortized into interest income over the contractual life of the respective security using the effective interest method. The amortized cost of investments represents the original cost adjusted for the accretion of discounts and amortization of premiums, if any.

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

Some of our investments may have contractual payment in kind (“PIK”) interest. PIK interest computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest receivable (reflecting such amounts as the basis in the additional securities received). PIK generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point the Company believes PIK is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is reversed from the related receivable through interest income, respectively. The Company does not reverse previously capitalized PIK interest. Upon capitalization, PIK is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if the Company again believes that PIK is expected to be realized.

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

Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss

We generally measure realized gain or loss by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized origination or commitment fees and prepayment penalties.

The net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded unrealized gain or loss, when gains or losses are realized.

Reimbursement of Transaction-Related Expenses

The Company may receive reimbursement for certain transaction-related expenses in pursuing investments. Transaction-related expenses, which are expected to be reimbursed by third-parties, are typically deferred until the transaction is consummated and are recorded in prepaid expenses and other assets on the date incurred. The cost of successfully completed investments not otherwise reimbursed are borne by the Company and included as a component of the investment’s cost basis. Subsequent to closing, investments are recorded at fair value at each reporting period.

Cash advances received in respect of transaction-related expenses are recorded as cash and cash equivalents with an offset to other liabilities or payables to affiliates. Other liabilities or payables to affiliates are relieved as reimbursable expenses are incurred.

Financial and Derivative Instruments

The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result the Company presents changes in fair value through current period earnings.

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

Income Taxes

The Company intends to elect to be treated, and has qualified, as a RIC, for the taxable year ending December 31, 2015. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company. The tax characteristics of all distributions will be reported to shareholders on Form 1099 after the end of the calendar year.

Prior to January 30, 2015, the Company was a disregarded entity for Federal income tax purposes. Accordingly, no provision for federal, state or local income taxes has been provided. The non-managing member of the Company is liable for income taxes, if any, on its share of the Company’s taxable income.

The Adviser evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The Adviser’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 for the current year.

3.	Investments

Investments consisted of the following:

	December 31, 2015
Investment Type	Cost	Fair Value
First Lien/Senior Secured Loans(1)	$182,226,165	$176,293,926
First Lien/Last-Out Unitranche(1)	112,491,625	108,557,626
Second Lien/Senior Secured Loans(1)	41,560,883	40,863,775
Partnership Interest	11,828,642	12,023,387
Total Investments	$348,107,315	$337,738,714

(1) Included in Senior Secured Loans as of December 31, 2014.

	December 31, 2014
Investment Type	Cost	Fair Value
Senior Secured Loans	$248,757,820	$247,638,275
Partnership Interest	998,300	998,300
Royalty Interest	846,645	465,000
Total Investments	$250,602,765	$249,101,575

The industry composition of the portfolio at fair value was as follows:

Industry	December 31, 2015
Aerospace & Defense	6.90%
Automotive	5.66
Capital Equipment	2.89
Chemicals, Plastics & Rubber	3.55
Construction & Building	3.10
Consumer Goods: Non-Durable	0.37
Energy: Oil & Gas	3.07
Healthcare & Pharmaceuticals	16.24
High Tech Industries	10.90
Hotel, Gaming & Leisure	9.45
Media: Advertising, Printing & Publishing	5.79
Media: Diversified & Production	5.06
Metals & Mining	3.61
Services: Business	16.40
Services: Consumer	2.89
Transportation: Cargo	4.12
Total	100.00%

Industry	December 31, 2014
Aerospace & Defense	7.26%
Automotive	7.65
Banking, Finance, Insurance, & Real Estate	5.58
Capital Equipment	-
Chemicals, Plastics, & Rubber	6.21
Construction & Building	4.72
Consumer Goods: Non-Durable	8.43
Energy: Oil & Gas	8.28
Healthcare & Pharmaceuticals	6.73
High Tech Industries	4.37
Hotel, Gaming, & Leisure	4.36
Media: Advertising, Printing, & Publishing	5.96
Media: Diversified & Production	5.93
Metals & Mining	5.73
Retail	3.66
Services: Business	15.13
Total	100.00%

4.	Fair Value Measurements

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, mergers and acquisitions comparables and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

The Company follows ASC 820, Fair Value Measurement, (“ASC 820”) for measuring the fair value of portfolio investments. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

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

•

Level 3—Valuations based on significant inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the Board of Directors that is consistent with ASC 820 (see note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining in good faith, fair value.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of December 31, 2015 and December 31, 2014:

Fair Value Hierarchy at December 31, 2015

Investment Type	Level 1	Level 2	Level 3	Total
First Lien/Senior Secured Loans (1)	$-	$-	$176,293,926	$176,293,926
First Lien/Last-Out Unitranche (1)	-	-	108,557,626	108,557,626
Second Lien/Senior Secured Loans (1)	-	5,910,000	34,953,775	40,863,775
Partnership Interest	-	-	12,023,387	12,023,387
Total	$-	$5,910,000	$331,828,714	$337,738,714
(1)	Included in Senior Secured Loans as of December 31, 2014.

Fair Value Hierarchy at December 31, 2014

Investment Type	Level 1	Level 2	Level 3	Total
Senior Secured Loans	$-	$-	$247,638,275	$247,638,275
Partnership Interest	-	-	998,300	998,300
Royalty Interest	-	-	465,000	465,000

Total	$-	$-	$249,101,575	$249,101,575

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the year ended December 31, 2015:

For the Year Ended December 31, 2015
	First Lien/Senior Secured Loans (1)	First Lien/Last- Out Unitranche (1)	Second Lien/Senior Secured Loans (1)	Partnership Interest	Other	Total

Balance as of December 31, 2014	$120,017,019	$113,337,018	$14,284,238	$998,300	$465,000	$249,101,575

Purchase of investments, net	153,002,183	48,981,143	22,747,525	10,985,366	-	235,716,217

Proceeds from sales of investments, net	(87,133,597)	(50,781,054)	(1,500,000)	(155,024)	-	(139,569,675)

Interest-income paid-in-kind investments	1,004,662	760,724	-	-	-	1,765.386

Amortization of premium/accretion of discount on investments, net	2,000,241	170,276	91,139	-	-	2,261,656

Net realized gain/(loss) on investments	(7,751,922)	(2,220)	-	-	(846,645)	(8,600,787)

Net change in unrealized appreciation (depreciation) on investments	(4,844,660)	(3,908,261)	(669,127)	194,745	381,645	(8,845,658)
Balance as of December 31, 2015	$176,293,926	$108,557,626	$34,953,775	$12,023,387	$-	$331,828,714
Net change in unrealized appreciation (depreciation) from level 3 investments still held as of December 31, 2015	$(5,563,967)	$(3,908,592)	$(669,765)	$194,745	$-	$(9,947,579)

(1) Beginning balance included in Senior Secured Loans as of December 31, 2014.

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for period from September 5, 2014 (commencement of operations) to December 31, 2014:

For the period from September 5, 2014 (commencement of operations) to December 31, 2014
	Senior Secured Loans	Partnership Interest	Royalty Interest	Term Loan	Total

Balance as of September 5, 2014	$-	$-	$-	$-	$-

Purchase of investments, net	271,720,150	998,300	846,645	10,416,667	283,981,762

Proceeds from sales of investments, net	(23,803,553)	-	-	(10,416,667)	(34,220,220)

Interest-income paid-in-kind investments	343,095	-	-	-	343,095

Amortization of premium/accretion of discount on investments, net	498,128	-	-	-	498,128

Net change in unrealized appreciation (depreciation) on investments	(1,119,545)	-	(381,645)	-	(1,501,190)
Balance as of December 31, 2014	$247,638,275	$998,300	$465,000	$-	$249,101,575
Net change in unrealized depreciation from level 3 investments still held as of December 31, 2014	$(1,119,545)	$-	$(381,645)	$-	$(1,501,190)

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

Significant unobservable quantitative inputs typically used in the fair value measurement of the Company’s Level 3 investments primarily reflect current market yields, including indices, and readily available quotes from brokers, dealers, and pricing services as indicated by comparable assets and liabilities, as well as enterprise values and EBITDA multiplies of similar companies and comparable market transactions for equity services.

For the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014, there were no transfers in or out of Level 1, Level 2, or Level 3. The Company recognizes transfers between levels at the beginning of the period.

The following table shows the composition of the Company’s portfolio by unobservable inputs used to value the Company’s Level 3 investments and liabilities at December 31, 2015 and December 31, 2014. The table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of Level 3 investment. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one Level 3 investment:

Level 3 Unobservable inputs at December 31, 2015

Investment Type	Fair Value at December 31, 2015	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

First Lien/Senior Secured Loans (1)	$176,293,926	Income Approach	Market Yield	8.00% - 18.39% (12.05%)	Decrease

First Lien/Last-Out Unitranche (1)	108,557,626	Income Approach	Market Yield	9.09% - 13.21% (10.90%)	Decrease

Second Lien/Senior Secured Loans (1)	34,953,775	Income Approach	Market Yield	11.24% - 15.56% (13.25%)	Decrease

Partnership Interest	12,023,387	Market Approach	LTM EBITDA	N/A	N/A

Total	$331,828,714

(1) Included in Senior Secured Loans as of December 31, 2014.

Level 3 Unobservable inputs at December 31, 2014

Investment Type	Fair Value at December 31, 2014	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

Senior Secured Loans	$247,638,275	Income Approach	Market Yield	9.10% - 34.68% (13.92%)	Decrease

Partnership Interest	998,300	Market Approach	LTM EBITDA	N/A	N/A

Royalty Interest	465,000	Income Approach	Market Yield	18.00%	Decrease

Other	-	Recovery Value	Recovery Percentage	0.00%	N/A

Total	$249,101,575

Significant increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such investments.

Other Financial Instruments

Revolving Credit Facility: The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the ASC 820 fair value hierarchy as of December 31, 2015 and December 31, 2014, respectively, approximates its carrying value as the outstanding balance is callable at carrying value.

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

For the period from September 5, 2014 through December 31, 2015, the management fee is payable monthly in arrears at an annual rate of 1.75% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchase with borrowed amounts) at the end of each of the two most recently completed calendar months. Thereafter, the management fee will be payable quarterly in arrears, at an annual rate of 1.75% of an amount equal to the average of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. However, until such time, if any, as the Company’s shares are listed on a national securities exchange (the “Listing”), the Adviser will waive its right to receive 0.25% of the Management Fee. The Adviser will not have the right to recover any amounts waived. Such fee waiver shall terminate if and when a listing occurs. After the listing of the Company’s common stock, the Management Fee will be payable quarterly in arrears at an annual rate of 1.75% of the Company’s average gross assets (including cash and cash equivalents and assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. For the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014, the Adviser earned $5,412,731 and $1,261,745 in Management Fees, respectively, net of $773,247 and $180,249, respectively, waived by the Adviser pursuant to the Advisory Agreement. The waiver of base management fees by the Adviser is permanent and not subject to recoupment by the Adviser. As of December 31, 2015 and December 31, 2014, $904,497 and $308,684, respectively, were payable to the Adviser.

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

For the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014, the Adviser earned $4,451,334 and $1,491,087, respectively, in Incentive Fees. As of December 31, 2015 and December 31, 2014, the Company has accrued incentive fees in the amount of $1,133,783 and $1,345,194, respectively.

Capital Gains-Based Component: At the end of each calendar year (or upon termination of the Advisory Agreement, as applicable) the Company will pay the Adviser, in arrears, an Incentive Fee equal to 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, if any, in each case from the beginning of the annual period (defined below) until the end of such annual period. Unrealized capital gains are excluded from this calculation. Each period beginning on January 1 of each calendar year and ending on December 31 of the calendar year or, in the case of the Company’s first and last year, the appropriate portion thereof is referred to as an “Annual Period”. The capital gains-based Incentive Fee commenced with the 2014 annual period. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. For the year ended December 31, 2015 no accrual was required.

Officers and Directors

Certain officers and a director of the Company are also officers and a director of Credit Suisse or its affiliates. These officers and director are paid no fees by the Company for serving as an officer or director of the Company.

For the year ended December 31, 2015, the independent directors of the Company received $76,000, in compensation for services as an independent director of the Company. For the period from September 5, 2014 (commencement of operations) to December 31, 2014, the independent directors of the Company did not receive compensation for services as an independent director of the Company.

Administration and Custodian Agreement

The Company has entered into a co-administration agreement with the Adviser and an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Adviser and/or the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the net asset value and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian. For the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014, the Company incurred expenses for services provided by the Administrator of $534,223 and $126,583, respectively, and is included within Other expenses on the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, $191,629 and $33,231 remained payable, respectively, and is included within accrued expenses and other liabilities on the consolidated statements of assets and liabilities.

Transfer Agent Fees

Effective with the Conversion, American Stock Transfer & Trust Company, LLC became the Company’s transfer agent, distribution paying agent and registrar.

As of December 31, 2015 and December 31, 2014, Credit Suisse Alternative Capital, LLC, an affiliate of Credit Suisse owned 94% and 100% of the Company, respectively.

6. Net Assets

On September 5, 2014, CSAC made an approximately $221.1 million capital contribution to the Company.

For the year ended December 31, 2015, the Company issued the following shares through its monthly subscription process:

Month	Shares Issued	Per Share Net Asset Value	Subscription
March 31, 2015(1)	608,523	$ 10.09	$6,140,000
April 30, 2015	449,754	$ 10.15	$4,565,000
May 29, 2015	90,998	$ 10.22	$930,000
June 30, 2015	4,361	$ 10.09	$44,000
July 31, 2015	31,988	$ 10.16	$325,000
August 31, 2015	4,888	$ 10.23	$50,000
September 30, 2015	4,960	$ 10.08	$50,000
October 31, 2015	109,127	$ 10.08	$1,100,000
November 30, 2015	-	$ 10.01	$-
December 31, 2015	-	$9.42	$-

(1)	Commencement of offering on March 20, 2015.

The Company’s authorized stock consists of 198,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

7.	Dividends and Distributions

The Company intends to pay quarterly dividends to its common stockholders from its net income. Such dividends are accrued for and recorded on the ex-date. The amount to be paid out as a dividend is determined by the Board and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually. For the year ended December 31, 2015, the Company paid the following dividends:

Rate per Share	Declaration Date	Record Date	Ex-Date	Pay-Date

$0.1950	June 15, 2015	June 15, 2015	June 30, 2015	June 30, 2015

$0.2239	September 23, 2015	September 23, 2015	September 30, 2015	September 30, 2015

$0.4964	December 23, 2015	December 23, 2015	December 31, 2015	December 31, 2015

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes, and declares a cash dividend, the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The number of newly issued shares is determined on the Pay-Date by dividing the aggregate dollar amount of the distribution by the net asset value per share as determined on or as of the applicable Pay-Date. For the year ended December 31, 2015, the Company issued 34,772 shares under the dividend reinvestment plan.

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

The following information sets forth the computation of basic and diluted earnings per share for the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014.

	For the Years Ended December 31,
	2015	2014(1)
Numerator for basic and diluted earnings per share - increase in net assets from operations	$2,678,493	$4,997,594
Denominator for basic and diluted earnings per share - weighted average shares outstanding	23,083,190	22,114,476
Basic and diluted earnings per share	$0.12	$0.23

(1)	For the period from September 5, 2014 (commencement of operations) to December 31, 2014.

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

9.	Organization Costs and Offering Costs

Organization costs are expensed as incurred by the Company.

The Adviser bears all operating and overhead expenses incurred in connection with the management of the Company with regard to the salaries and wages of the Adviser’s officers and employees attributable to the Company.

Offering costs are borne by the Company and charged as an expense over a 12-month period up to a maximum amount of $1.5 million upon receipt of a formal commitment of external capital. Any offering costs in excess of $1.5 million will be borne by Credit Suisse. On March 31, 2015, the Company received formal commitment of external capital.

As of December 31, 2014, there was no formal commitment of external capital and, as such, no offering costs had been recorded by the Company. As of December 31, 2014, the Company has paid and established a due from Adviser account in the amount of $315,725 for reimbursement of offering costs.

10.	Revolving Credit Facility

The Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) on October 31, 2014 with Capital One, N.A., as administrator and various lenders under which the Company can borrow an aggregate principal amount of $75 million (the “Facility Amount”) for the financing of investments. On January 14, 2015, pursuant to the terms of the Credit Agreement the Company increased the Facility Amount to $125 million. On April 2, 2015 and July 7, 2015, the Company further increased the Facility Amount to $230 million in total. As of December 31, 2015 the Credit Agreement provided for borrowings in the aggregate amount of $230 million, with an accordion feature permitting the Company to seek an increase of the Facility Amount of up to $300 million, subject to certain conditions. The senior secured revolving credit facility under the Credit Agreement is referred to herein as the “Revolving Credit Facility”. Interest is charged at the 3 month LIBOR rate, plus 2.75%. The interest rate, year to date, has ranged from 2.92% to 3.17% (average 2.96%). The Company shall pay to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.50% of the commitment provided by the lenders. The Credit Agreement is set to mature five years from the closing date of the facility. As of December 31, 2015 and December 31, 2014, the Company had outstanding borrowings of $125,000,000 and $30,000,000, respectively. Costs of $2,237,500 were incurred in connection with obtaining and amending the Credit Agreement, which have been recorded as deferred financing costs on the statements of assets and liabilities and are being amortized into expense using the straight-line method over the life of the Credit Agreement.

Capitalized terms used but not defined herein have the meaning assigned to them in the Credit Agreement.

The summary information of the Revolving Credit Facility for the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014:

	For the Years Ended December 31,
	2015	2014(1)
Credit facility expenses	$128,956	$472,408
Interest expense	2,389,650	61,189
Amortization on borrowings	400,564	25,000
Line of credit administrative fees	100,000	16,667
Unused line of credit fees	539,215	40,646

Total Interest and Credit Facility Fees	$3,558,385	$615,910

Weighted average interest rate	2.95%	2.94%
Average outstanding balance	$79,768,493	$17,809,524

(1)	For the period from September 5, 2014 (commencement of operations) to December 31, 2014.

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

11.	Tax Information

Company intends to elect to be treated as a RIC under Subchapter M of the Code. So long as the Company maintains its status as a RIC, it generally will not pay corporate-level U.S. federal income taxes or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions.

Prior to January 30, 2015, the Company did not pay any distributions. Accordingly, no information with regard to distributions during the year ended December 31, 2014 is provided.

The tax character of distributions during the year ended December 31, 2015 were as follows:

Year Ended
December 31, 2015
Distributions paid from:

Ordinary Income	$21,389,140
Net Long-Term Capital Gains	-
Total Taxable Distributions	$21,389,140

As of December 31, 2015, the components of Accumulated Earnings (Losses) on a tax-basis were as follows:

December 31, 2015
Undistributed Ordinary Income - net	$71,494
Undistributed Long-Term Capital Gains	-
Total Undistributed Earnings	$71,494
Capital Loss Carryover	$(8,588,308)
Unrealized Earnings (Losses) - net	$(12,877,422)
Total Accumulated Earnings (Losses) - net	$(21,394,236)

As of December 31, 2015, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

December 31, 2015
Tax cost	$350,616,136

Gross unrealized appreciation	81,566
Gross unrealized depreciation	(12,958,988)
Net unrealized investment appreciation on investments	$(12,877,422)

The difference between GAAP-basis and tax-basis unrealized gains (losses) is primarily attributable to defaulted loans on accrual.

In order to present certain components of the Company’s capital accounts on a tax-basis, certain permanent reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company.

December 31, 2015
Paid-in capital in excess of par	$7,820,265
Accumulated undistributed net investment income	$(7,822,035)
Accumulated net realized gain	$1,770

Clocktower Home, LLC, and Clocktower Rise, LLC have elected to be a taxable entities (the “Taxable Subsidiaries”). The Taxable Subsidiaries permit the Company to hold equity investments in portfolio companies that are “pass through” entities for tax purposes and continue to comply with the “source income” requirements contained in RIC tax provisions of the Code. The Taxable Subsidiaries are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

12.	Other Risks

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

ii. Price Risk—Price risk is the risk that the value of the instrument will fluctuate as a result of changes in market prices, whether caused by factors specific to an individual investment, or its issuer, or by any factor affecting financial instruments traded in the market. As the Company’s financial instruments are carried at fair value with fair value changes recognized in the statements of operations, all changes in market conditions will directly affect net assets.

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

13.	Financial Highlights

The following is the financial highlights for a share of common stock outstanding during the year ended December 31, 2015 and for the period from September 5, 2014 (commencement of operations) to December 31, 2014.

	For the year ended December 31, 2015	For the period from September 5, 2014, (commencement of operations) to December 31, 2014
Per Share Data:(1)
Net asset value, beginning of year/period	$10.23	$10.00
Net investment income (loss)	0.87	0.30
Net realized/unrealized gains (losses)	(0.76)	(0.07)

Net increase (decrease) in net assets resulting from operations	0.11	0.23

Dividend declared from:
Net investment income	(0.92)	—

Net asset value, end of year/period	$9.42	$10.23

Shares outstanding, end of year/period	23,453,847	22,114,476
Total return(2)	1.00%	2.30%	(4)

Ratio/Supplemental Data (all amounts in thousands except ratios and per share amounts):
Net assets, end of year or period	$220,974	$226,142
Average debt per share	$3.40	$0.81
Ratio of total expenses to average net assets	7.2%	4.0%	(3)
Ratio of net expenses to average net assets	6.8%	3.2%	(3)
Ratio of net investment income to average net assets before waiver	8.3%	11.3%	(3)
Ratio of net investment income to average net assets after waiver	8.7%	11.0%	(3)
Ratio of interest expenses to average net assets	1.5%	0.9%	(3)
Ratio of incentive fees to average net assets	1.9%	0.7%
Portfolio turnover	46.5%	15.3%	(4)
Credit facility payable	$125,000	$30,000
Asset coverage ratio(5)	2.77	8.54

(1)	The per share data is derived by using the weighted average shares outstanding during the applicable period.
(2)	The total return is calculated by taking the increase or decrease in net assets value per share, adding distributions per share declared during the period, assuming distributions reinvestment prices based on the net asset value per share on ex-date, and dividing by the beginning net asset value per share.
(3)	Annualized except for incentive fees and organization expense.
(4)	Not annualized.
(5)	Asset coverage ratio is equal to (i) the sum of (a) net assets at the end of the period and (b) total debt outstanding at the end of the period, divided by (ii) total debt outstanding at the end of the period.

14.	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Adviser’s experience, the Company expects the risk of loss to be remote. On December 31, 2015 no accrual has been recorded for these indemnifications in the financial statements.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draws, pursuant to which the Company may provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of December 31, 2015 and December 31, 2014, the Company had 0 and 1 unfunded uncommitted incremental capacity under loan and financing agreements, respectively.

	As of
	December 31, 2015	December 31, 2014
New Standard Energy Texas LLC	$-	$1,650,000

15.	New Accounting Pronouncements

On April 7, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”. The ASU requires debt issuance costs to be presented on the balance sheet as a direct deduction from the debt liability. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015. The Company has reviewed the requirements and believes the adoption of this ASU will not have a material impact on the financial statements.

In May 2015, the FASB issued ASU No. 2015-07, “Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent)”. The guidance removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. Sufficient information must be provided to permit reconciliation of the fair value of assets categorized within the fair value hierarchy to the amounts presented in the Statements of Assets and Liabilities. The guidance is required to be presented for annual periods beginning after December 15, 2015, and for interim periods within those fiscal years. The Company is currently reviewing the requirements and believes the adoption of this ASU will not have a material impact on its financial statements.

16.	Selected Quarterly Financial Data (unaudited)

The following are the quarterly results of operations for the year ended December 31, 2015, and December 31, 2014. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	For the period from September 5, 2014 (commencement of operations) to December 31, 2014
Total Investment Income	$9,262,780	$11,984,842	$8,093,182	$6,722,369	$10,883,787
Net Investment Income	4,520,897	7,281,703	4,373,427	3,974,751	6,498,784
Net Realized and Unrealized Gain (Loss)	(8,653,738)	(2,299,060)	171,752	(6,961,239)	(1,501,190)
Net Increase (Decrease) in Net Assets Resulting from Operations	(3,862,841)	4,982,643	4,545,179	(2,986,488)	4,997,594
Basic and Diluted Earnings (Loss) per Common Share	(0.16)	0.21	0.20	(0.13)	0.23
Net Asset Value per Common Share at End of Quarter	9.42	10.08	10.09	10.09	10.23

17.	Subsequent Events

In preparing the consolidated financial statements as of December 31, 2015, management considered the impact of subsequent events for potential recognition or disclosure in these consolidated financial statements through the release of the report. No such events requiring recognition or disclosure were identified through the date of the release of the report.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Control and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act.

(b) Management’s Report on Internal Control over Financial Reporting. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly reporting companies.

(c) Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

a.	The following documents are filed as part of this Annual Report:

The following consolidated financial statements are set forth in Item 8:

b.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Articles of Amendment and Restatement of the Registrant(1)

3.2	Articles of Incorporation of the Registrant(2)

3.3	Form of Bylaws of the Registrant(3)

4.1	Form of Voting Agreement(3)

10.1	Form of Dividend Reinvestment Plan(3)

10.2	Amended and Restated Investment Advisory Agreement(1)

10.3	Form of Dealer Manager Agreement(4)

10.4	Form of Amended and Restated Custodian Agreement(3)

10.5	Form of Master Administration and Accounting Agreement with State Street Bank and Trust Company(3)

10.6	Form of Co-Administration Agreement with Credit Suisse Asset Management, LLC, dated as of September 5, 2014(3)

10.7	Senior Secured Revolving Credit Agreement by and among Credit Suisse Corporate Credit Solutions, LLC, the Lenders thereto and Capital One, N.A., as Administrative Agent, dated as of October 31, 2014(3)

10.8	Guarantee, Pledge and Security Agreement by and among Credit Suisse Corporate Credit Solutions, LLC, to subsidiary Guarantors party thereto and Capital One, N.A., as Revolving Administrative Agent and Collateral Agent, dated as of October 31, 2014(3)

10.9	Form of Indemnification Agreement between Registrant and the independent directors(3)

11.1	Computation of Per Share Earnings (included in the notes to the unaudited financial statements contained in this report)

12.1	Computation of Ratios (included in the notes to the unaudited financial statements contained in this report)

14.1	Code of Ethics(5)

21.1*	Subsidiaries of the registrant

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

*	Filed herewith
(1)	Previously filed as an exhibit to Post-Effective Amendment No. 1 to the Registration Statement on Form N-2 (File No. 333-198981) filed on March 30, 2015.
(2)	Previously filed as an exhibit to Pre-Effective Amendment No. 2 to this Registration Statement on Form N-2 (File No. 333-198981) filed on February 5, 2015.
(3)	Previously filed as an exhibit to Pre-Effective Amendment No. 1 to this Registration Statement on Form N-2 (File No. 333-198981) filed on January 9, 2015.
(4)	Previously filed as an exhibit to Pre-Effective Amendment No. 3 to this Registration Statement on Form N-2 (File No. 333-198981) filed on March 13, 2015.
(5)	Previously filed as an exhibit to this Registration Statement on Form N-2 filed on September 26, 2014.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

CREDIT SUISSE PARK VIEW BDC, INC.

Dated: March 1, 2016

	By:	/s/ John G. Popp

Name: John G. Popp
Title: Chief Executive Officer

	By:	/s/ Rocco DelGuercio

Name: Rocco DelGuercio
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ John G. Popp John G. Popp	Chief Executive Officer and President (Principal Executive Officer)	March 1, 2016

/s/ Rocco DelGuercio Rocco DelGuercio	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2016

/s/ Enrique R. Arzac Enrique R. Arzac	Director	March 1, 2016

/s/ Steven N. Rappaport Steven N. Rappaport	Chairman of the Board	March 1, 2016