Form 10-Q
period 2016-03-31
Credit Suisse Park View BDC, Inc.
filed 2016-05-12
CIK 1619239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of May 11, 2016 was 23,460,311.

CREDIT SUISSE PARK VIEW BDC, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Statements of Assets and Liabilities as of March 31, 2016 (unaudited) and December 31, 2015	3
	Consolidated Statements of Operations for the three months ended March 31, 2016 (unaudited) and the three months ended March 31, 2015 (unaudited)	4
	Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2016 (unaudited) and the three months ended March 31, 2015 (unaudited)	5
	Consolidated Statements of Cash Flows for the three months ended March 31, 2016 (unaudited) and the three months ended March 31, 2015 (unaudited)	6
	Schedule of Investments as of March 31, 2016 (unaudited) and December 31, 2015	7
	Notes to Financial Statements (unaudited)	14
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	42
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION		43

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
SIGNATURES		45

Item 1. Financial Statements

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $325,140,162 and $332,480,856, respectively)	$303,261,494	$322,112,255
Controlled, affiliated investments (amortized cost of $15,626,459 and $15,626,459, respectively)	15,626,459	15,626,459

Total investments at fair value (amortized cost of $340,766,621 and $348,107,315, respectively)	318,887,953	337,738,714
Cash	6,383,399	6,578,741
Cash denominated in foreign currency (cost of $32,604 and $0, respectively)	32,604	—
Receivable for investments sold	—	155,023
Interest receivable	2,561,133	2,044,017
Deferred offering costs	—	375,000
Prepaid expenses and other assets	389,286	321,608

Total assets	$328,254,375	$347,213,103

Liabilities
Revolving credit facility (Note 10)	$116,500,000	$125,000,000
Deferred financing costs (net of accumulated amortization of $543,733 and $425,564, respectively) (Note 10)	(1,693,767)	(1,811,936)

Revolving credit facility, net	114,806,233	123,188,064
Management fee payable to affiliate (Note 5)	1,245,684	904,497
Incentive fee payable to affiliate (Note 5)	835,235	1,133,783
Interest payable (Note 10)	802,323	216,349
Directors fees payable	13,500	—
Accrued expenses and other liabilities	823,547	796,600

Total liabilities	$118,526,522	$126,239,293

Commitments and Contingencies (Note 14)

Net Assets
Common stock, par value $0.01 per share (23,460,311 and 23,453,847 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	$234,603	$234,538
Paid-in capital in excess of par value	242,330,317	242,272,590
Accumulated net realized gain (loss)	(8,551,965)	(8,603,104)
Undistributed (overdistributed) net investment income	(2,406,434)	(2,561,613)
Net unrealized depreciation on investments	(21,878,668)	(10,368,601)

Total net assets	$209,727,853	$220,973,810

Net asset value per share	$8.94	$9.42

See accompanying notes to consolidated financial statements (unaudited)

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Investment Income:
Interest income	$8,190,057	$6,699,894
Other income	11,216	22,475

Total investment income	8,201,273	6,722,369

Expenses:
Management fees (Note 5)	1,453,298	1,164,381
Incentive fees (Note 5)	835,235	709,356
Interest and credit facility fees (Note 10)	1,236,325	583,387
Professional fees	330,000	191,100
Offering costs	375,000	—
Directors fees	19,500	19,750
Other expenses	251,734	245,984

Total expenses	4,501,092	2,913,958
Less management fee waived (Note 5)	(207,614)	(166,340)

Net expenses	4,293,478	2,747,618

Net investment income	3,907,795	3,974,751

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	50,000	—
Net realized gain (loss) from foreign currency transactions	1,139	—
Net change in unrealized appreciation (depreciation) from investments	(11,510,067)	(6,961,239)

Net realized/unrealized gains (losses)	(11,458,928)	(6,961,239)

Net decrease in net assets resulting from operations	$(7,551,133)	$(2,986,488)

Per share information (basic and diluted):
Earnings per share (basic and diluted):	$(0.32)	$(0.13)
Net investment income per share (basic and diluted):	$0.17	$0.18
Weighted average shares outstanding:	23,456,049	22,324,078
Dividends declared per share	$0.160	$—

See accompanying notes to consolidated financial statements (unaudited)

  CREDIT SUISSE PARK VIEW BDC, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$3,907,795	$3,974,751
Net realized gain on investments	51,139	—
Net change in unrealized appreciation (depreciation) on investments	(11,510,067)	(6,961,239)

Net decrease in net assets resulting from operations	(7,551,133)	(2,986,488)

Dividends to stockholders from:
Net investment income	(3,752,616)	—

Total dividends to stockholders	(3,752,616)	—

Capital transactions:
Issuance of common shares (0 and 608,523 shares, respectively)	—	6,140,000
Issuance of common shares pursuant to dividend reinvestment plan (6,464 and 34,772 shares, respectively)	57,792	—

Net increase in net assets resulting from capital transactions	57,792	6,140,000

Total increase (decrease) in net assets	(11,245,957)	3,153,512
Net assets at beginning of period	220,973,810	226,142,353

Net assets at end of period (including undistributed (overdistributed) net investment income of $(2,406,434) and 10,473,535, respectively)	$209,727,853	$229,295,865

See accompanying notes to consolidated financial statements (unaudited)

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(7,551,133)	$(2,986,488)

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(5,201,272)	(23,206,603)
Paid-in-kind interest income	(70,118)	(188,992)
Proceeds from sales of investments, net	12,862,820	1,296,636
Net realized (gain) loss on investments	(51,139)	—
Net change in unrealized (appreciation) depreciation on investments	11,510,067	6,961,239
Amortization of premium/accretion of discount on investments, net	(199,597)	(275,163)
Amortization of deferred financing costs	118,169	63,362

(Increase) decrease in operating assets:
Receivable for investments sold	155,023	—
Interest receivable	(517,116)	330,887
Due from Adviser	—	315,725
Prepaid expenses and other assets	(67,678)	37,725
Deferred offering costs	375,000	(1,500,000)

Increase (decrease) in outstanding liabilities:
Management fees payable to affiliate	341,187	32,846
Incentive fees payable to affiliate	(298,548)	(635,838)
Interest payable	585,974	104,623
Directors fees payable	13,500	17,750
Payable for organization and offering expenses	—	1,264,275
Accrued expenses and other liabilities	26,947	163,896

Net cash provided by (used in) operating activities	12,032,086	(18,204,120)

Cash flows from financing activities
Borrowings on revolving credit facility	8,500,000	33,000,000
Repayments of credit facility	(17,000,000)	—
Financing costs	—	(500,000)
Dividend paid	(3,694,824)	—

Net cash provided by (used in) financing activities	(12,194,824)	32,500,000

Net increase (decrease) in cash	(162,738)	14,295,880

Cash and cash denominated in foreign currency at beginning of period	6,578,741	7,241,675

Cash and cash denominated in foreign currency at end of period	$6,416,003	$21,537,555

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$360,863	$278,857

Non-Cash financing activities:
Issuance of common shares in connection with dividend reinvestment plan	$57,792	$6,140,000

See accompanying notes to consolidated financial statements (unaudited)

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

  MARCH 31, 2016

Company (*)(#)(x)	Industry	Interest Rate (1)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (2)	Amortized Cost (3)	Fair Value

Senior Secured Loans - 146.32%

First Lien/Senior Secured Loans - 78.64%

Adams Publishing Group, LLC	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	11/9/2015	11/3/2020	$4,750,000	$4,662,160	$4,655,000

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	6/11/2015	6/11/2020	9,625,000	9,498,722	9,480,625

CF Entertainment Inc.	Media: Diversified & Production	L + 11.00% (12.00%) (1.00% floor)	9/5/2014	6/26/2020	17,225,000	17,097,199	17,052,750

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	L + 8.75% (9.75%) (1.00% floor)	11/4/2014	10/31/2019	10,537,120	10,373,908	10,405,406

Entrans International, LLC	Transportation: Cargo	L + 7.50% (8.50%) (1.00% floor)	6/22/2015	6/4/2020	13,834,821	13,714,234	12,451,339

Gaming & Entertainment Management - Illinois LLC	Hotel, Gaming & Leisure	L + 9.00% (10.00%) (1.00% floor)	5/22/2015	11/22/2020	15,706,127	15,666,756	15,706,127

Homeland HealthCare, LLC(4)	Healthcare & Pharmaceuticals	L + 7.00% (8.00%) (1.00% floor)	12/31/2015	1/5/2018	6,200,000	6,200,000	6,200,000

Infinity Sales Group, LLC	Services: Business	L + 10.50% (11.50%) (1.00% floor)	9/5/2014	11/21/2018	8,993,740	8,679,877	8,544,053

KPC Health Care, Inc.	Healthcare & Pharmaceuticals	ABR + 8.25% (11.75%)(5)	8/28/2015	8/28/2020	10,695,357	10,476,536	10,454,711

Labvantage Solutions Inc.	High Tech Industries	L + 8.00% (9.00%) (1.00% floor)	12/29/2015	12/29/2020	4,968,750	4,874,395	4,869,375

Labvantage Solutions Ltd. (EUR)(6)	High Tech Industries	E + 8.00% (9.00%) (1.00% floor)	12/29/2015	12/29/2020	€4,551,846	4,904,156	5,080,191

Lift Brands, Inc.	Services: Consumer	L + 7.50% (8.50%) (1.00% floor)	5/19/2015	12/23/2019	9,741,935	9,701,393	9,547,097

Pacific Coast Holding Investment LLC	Healthcare & Pharmaceuticals	L + 9.70% (11.70%) (2.00% floor)	3/4/2016	2/14/2017	5,250,000	5,178,134	5,171,250

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC(7)	Energy: Oil & Gas	L + 9.00% (15.50%) (3.50% floor and 3.00% PIK)	9/5/2014	7/31/2017	15,684,886	15,383,824	6,168,459

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	12.00% and (4.00% PIK) (16.00%)	9/5/2014	7/17/2019	6,876,316	6,780,081	6,738,790

Spinal USA, Inc.	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	1/22/2015	1/21/2020	12,343,750	12,343,750	12,343,750

Worley Claims Services, LLC	Services: Business	L + 8.00% (9.00%) (1.00% floor)	10/31/2014	10/31/2020	$20,268,924	20,080,394	20,066,235

Total First Lien/Senior Secured Loans						$175,615,519	$164,935,158

First Lien/Last-Out Unitranche - 48.57%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC(8)	Aerospace & Defense	L + 8.50% (9.50%) (1.00% floor)	9/5/2014	7/17/2019	23,572,750	23,264,507	23,182,019

AMPORTS, Inc.(8)	Automotive	L + 5.00% (6.00%) (1.00% floor)	9/5/2014	5/19/2020	19,100,000	19,100,000	19,100,000

Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(8)	Services: Business	L + 5.90% (6.90%) (1.00% floor)	12/23/2014	12/23/2019	15,200,000	15,022,302	14,972,000

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

  MARCH 31, 2016

Company (*)(#)(x)	Industry	Interest Rate (1)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (2)	Amortized Cost (3)	Fair Value

Senior Secured Loans - (continued) 146.32%

First Lien/Last-Out Unitranche - (continued) 48.57%

Forbes Media LLC(8)	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	9/12/2014	9/12/2019	$15,000,000	$14,808,244	$14,768,129

Ipsen International GmbH(6) (8)	Capital Equipment	L + 8.00% (9.00%) (1.00% floor)	2/23/2015	9/30/2019	1,523,810	1,511,723	1,508,571

Ipsen, Inc.(8)	Capital Equipment	L+ 7.00% (8.00%) (1.00% floor)	2/23/2015	9/30/2019	8,095,238	8,031,258	8,014,286

NWN Acquisition Holding Co LLC(8)	High Tech Industries	L + 9.00% (10.00%) (1.00% floor)	10/16/2015	10/16/2020	17,281,250	16,961,438	16,935,625

Speed Commerce Inc.(7) (8) (9)	High Tech Industries	16.50% PIK	11/21/2014	11/21/2019	12,546,438	12,451,534	3,136,610

Speed Commerce Inc. (Tack-on)(7) (8) (9)	High Tech Industries	16.50% PIK	10/6/2015	11/21/2019	958,571	958,572	239,643

Total First Lien/Last-Out Unitranche						$112,109,578	$101,856,883

Second Lien/Senior Secured Loans - 19.11%

Conisus, LLC	Services: Business	L + 10.25% (11.25%) (1.00% floor)	6/23/2015	6/23/2021	$11,750,000	$11,750,000	$11,750,000

Encapsys, LLC	Chemicals, Plastics & Rubber	L + 10.00% (11.00%) (1.00% floor)	8/3/2015	3/3/2021	11,165,000	11,012,842	10,997,525

Mississippi Sand, LLC	Metals & Mining	L + 10.00% (11.00%) (1.00% floor)	11/21/2014	11/21/2019	12,750,000	12,516,388	11,475,000

TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	L + 8.25% (9.25%) (1.00% floor)	6/18/2015	5/29/2022	6,000,000	5,933,651	5,850,000

Total Second Lien/Senior Secured Loans						$41,212,881	$40,072,525

Total Senior Secured Loans						$328,937,978	$306,864,566

Partnership Interest - 5.73%

Encapsys, LLC (Class A Units)(10) (11)	Chemicals, Plastics & Rubber	Partnership Interest			10,000	$1,000,000	$1,000,000

Homeland HealthCare, LLC(4) (10) (12)	Healthcare & Pharmaceuticals	Partnership Interest			750	9,426,459	9,426,459

NS NWN Acquisition, LLC	High Tech Industries	Partnership Interest			346	348,803	348,803

NSG Co-Invest (Bermuda) LP(6) (10) (13)	Consumer Goods: Non-Durable	Partnership Interest			1,521	1,053,381	1,248,125

Total Partnership Interest						$11,828,643	$12,023,387

Total Investments						$340,766,621	$318,887,953

See accompanying notes to consolidated financial statements (unaudited)

  CREDIT SUISSE PARK VIEW BDC, INC.

  CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

  MARCH 31, 2016

(*)	Each of our investments or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Capital One, N.A. Branch (see Note 10).
(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(x)	The Company invests in illiquid securities, including debt and equity investments, of middle-market companies, unless otherwise noted.
(1)	Current interest rate in effect as of March 31, 2016.
(2)	Denominated in U.S. dollar unless otherwise noted.
(3)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of March 31, 2016, approximates their amortized cost.
(4)	Under the 1940 Act, the portfolio company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Transactions during the three months ended March 31, 2016 in which the Company was an Affiliated Person and deemed to Control the portfolio company is as follows:

Company	Type of Asset	Amount of Interest and Other Income	Beginning Fair Value December 31, 2015	Gross Additions (a)	Gross Reductions (b)	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Fair Value March 31, 2016
Homeland HealthCare, LLC	First Lien/Senior Secured Loan	—	$6,200,000	—	—	—	—	$6,200,000
Homeland HealthCare, LLC	Partnership Interest	—	9,426,459	—	—	—	—	$9,426,459

Total Control Investments		$—	$15,626,459	—	—	—	—	$15,626,459

(a)	Gross additions include increases in the cost basis of investments resulting from the March 31, 2016 restructuring of the portfolio company and the addition of partnership interest in the portfolio company.
(b)	Gross reductions include decreases in the cost basis of investments resulting from the March 31, 2016 restructuring of the portfolio company.

(5)	ABR- Alternate Base Rate (3.5%)
(6)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets. As of March 31, 2016, 2.5% of the Company’s total investments were non-qualifying assets.
(7)	The investment was on non-accrual status as of March 31, 2016.
(8)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(9)	The senior secured loan for Speed Commerce Inc. was amended on May 11, 2015 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) interest at an annual rate of 16.5% through March 31, 2016.
(10)	Non-income producing security.
(11)	Encapsys, LLC is held through Clocktower Rise, LLC, a wholly-owned taxable subsidiary.
(12)	Homeland HealthCare, LLC is held through Clocktower Home, LLC, a wholly-owned taxable subsidiary.
(13)	NSG Co-Invest (Bermuda) LP is held through Clocktower North, LLC.

E -	EURIBOR (Euro Interbank Offered Rate)

EUR -	Euro; local currency investment denominated in Euros.

L -	Loan contains a variable rate structure, subject to an interest rate floor. Variable rate loans bear interest at a rate that may be determined by reference to either London Interbank Offered Rate (“LIBOR”) (which can include one-, two-, three- or six-month LIBOR) or an alternate base rate (which can include the Federal Funds Effective Rate or the Prime Rate), at the borrower’s option, which reset periodically based on the terms of the loan agreement.

PIK -	Payment In-Kind

See accompanying notes to consolidated financial statements (unaudited)

  CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS

  DECEMBER 31, 2015

Company*(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (3)	Amortized Cost (4)	Fair Value

Senior Secured Loans - 147.40%

First Lien/Senior Secured Loans - 79.78%
Adams Publishing Group, LLC	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	11/9/2015	11/3/2020	$4,875,000	$4,780,153	$4,777,500

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	6/11/2015	6/11/2020	9,750,000	9,616,403	9,603,750
CF Entertainment Inc.	Media: Diversified & Production	L + 11.00% (12.00)% (1.00% floor)	9/5/2014	6/26/2020	17,268,750	17,132,209	17,096,063

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	L + 8.75% (9.75%) (1.00% floor)	11/4/2014	10/31/2019	10,612,120	10,438,861	10,479,469
Entrans International, LLC	Transportation: Cargo	L + 7.50% (8.50%) (1.00% floor)	6/22/2015	6/4/2020	14,812,500	14,677,184	13,923,750

Gaming & Entertainment Management - Illinois LLC	Hotel, Gaming & Leisure	L + 9.00% (10.00%) (1.00% floor)	5/22/2015	11/22/2020	16,003,448	15,962,491	16,003,448
Homeland HealthCare, LLC(1)	Healthcare & Pharmaceuticals	L + 7.00% (8.00%) (1.00% floor)	12/31/2015	1/5/2018	6,200,000	6,200,000	6,200,000

Infinity Sales Group, LLC	Services: Business	L + 10.50% (11.50%) (1.00% floor)	9/5/2014	11/21/2018	8,993,740	8,656,490	8,544,053
KPC Health Care, Inc.	Healthcare & Pharmaceuticals	ABR(12) + 8.25% (11.75%)	8/28/2015	8/28/2020	10,723,259	10,494,895	10,481,985

Labvantage Solutions Inc.	High Tech Industries	L + 9.50% (10.50%) (1.00% floor)	12/29/2015	12/29/2020	5,000,000	4,900,107	4,900,000
Labvantage Solutions Ltd.(13) (EUR)	High Tech Industries	L + 9.50% (10.50%) (1.00% floor)	12/29/2015	12/29/2020	€4,580,474	4,930,006	4,874,231

Land Holdings I, LLC	Hotel, Gaming & Leisure	12.00%	6/17/2015	6/26/2019	10,000,000	10,000,000	10,000,000
Lift Brands, Inc.	Services: Consumer	L + 7.50% (8.50%) (1.00% floor)	5/19/2015	12/23/2019	9,806,452	9,763,361	9,757,419

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC(5)	Energy: Oil & Gas	L + 8.00% (12.00%) (1.00% floor and 3.00% PIK)	9/5/2014	7/31/2017	15,684,886	15,364,043	10,383,597
Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	12.00% and (4.00% PIK) (16.00%)	9/5/2014	7/17/2019	6,915,076	6,811,709	6,776,775

Spinal USA, Inc.	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	1/22/2015	1/21/2020	12,375,000	12,375,000	12,375,000
Worley Claims Services, LLC	Services: Business	L + 8.00% (9.00%) (1.00% floor)	10/31/2014	10/31/2020	$20,320,087	20,123,253	20,116,886

Total First Lien/Senior Secured Loans						$182,226,165	$176,293,926

See accompanying notes to consolidated financial statements.

  CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS (CONTINUED)

  DECEMBER 31, 2015

Company*(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (3)	Amortized Cost (4)	Fair Value

Senior Secured Loans - (continued) 147.40%

First Lien/Last-Out Unitranche - 49.13%
AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC(6)	Aerospace & Defense	L + 8.50% (9.50%) (1.00% floor)	9/5/2014	7/17/2019	$23,681,313	$23,352,987	$23,286,168

AMPORTS, Inc.(6)	Automotive	L + 5.00% (6.00%) (1.00% floor)	9/5/2014	5/19/2020	19,100,000	19,100,000	19,100,000
Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(6)	Services: Business	L + 5.90% (6.90%) (1.00% floor)	12/23/2014	12/23/2019	15,200,000	15,012,086	14,972,000

Forbes Media LLC(6)	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	9/12/2014	9/12/2019	15,000,000	14,795,661	14,762,282
Ipsen International GmbH(6) (13)	Capital Equipment	L + 8.00% (9.00%) (1.00% floor)	2/23/2015	9/30/2019	1,752,381	1,737,650	1,734,857

Ipsen, Inc.(6)	Capital Equipment	L+ 7.00% (8.00%) (1.00% floor)	2/23/2015	9/30/2019	8,095,238	8,027,357	8,014,286
NWN Acquisition Holding Co LLC(6)	High Tech Industries	L + 9.00% (10.00%) (1.00% floor)	10/16/2015	10/16/2020	17,390,625	17,055,779	17,042,812

Speed Commerce Inc.(5) (6) (7)	High Tech Industries	16.5% PIK	11/21/2014	11/21/2019	12,546,438	12,451,534	8,782,507
Speed Commerce Inc. (Tack-on)(5) (6) (7)	High Tech Industries	16.5% PIK	10/6/2015	11/21/2019	958,571	958,571	862,714

Total First Lien/Last-Out Unitranche						$112,491,625	$108,557,626

Second Lien/Senior Secured Loans - 18.49%

Conisus, LLC	Services: Business	L + 10.25% (11.25%) (1.00% floor)	6/23/2015	6/23/2021	11,750,000	11,750,000	11,750,000
Encapsys, LLC	Chemicals, Plastics & Rubber	L + 10.00% (11.00%) (1.00% floor)	8/3/2015	3/3/2021	11,165,000	11,007,252	10,997,525

Mississippi Sand, LLC	Metals & Mining	L + 10.00% (11.00%) (1.00% floor)	11/21/2014	11/21/2019	13,125,000	12,871,878	12,206,250
TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	L + 8.25% (9.25%) (1.00% floor)	6/18/2015	5/29/2022	6,000,000	5,931,753	5,910,000

Total Second Lien/Senior Secured Loans						$41,560,883	$40,863,775

Total Senior Secured Loans						$336,278,673	$325,715,327

Partnership Interest - 5.44%
Encapsys, LLC (Class A Units)(8) (10)	Chemicals, Plastics & Rubber	Partnership Interest			10,000	$1,000,000	$1,000,000

Homeland HealthCare, LLC(1) (8) (9)	Healthcare & Pharmaceuticals	Partnership Interest			750	9,426,459	9,426,459

See accompanying unaudited notes to financial statements.

  CREDIT SUISSE PARK VIEW BDC, INC.

  SCHEDULE OF INVESTMENTS (CONTINUED)

  DECEMBER 31, 2015

Company*(#)	Industry	Interest Rate (2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount (3)	Amortized Cost (4)	Fair Value

Senior Secured Loans - (continued) 147.40%

Partnership Interest - (continued) 5.44%

NSG Co-Invest (Bermuda) LP(8) (11) (13)	Consumer Goods: Non-Durable	Partnership Interest			1,521	$1,053,380	$1,248,125

NS NWN Acquisition, LLC	High Tech Industries	Partnership Interest			346	348,803	348,803

Total Partnership Interest						$11,828,642	$12,023,387

Total Investments						$348,107,315	$337,738,714

*	Each of our investments or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Capital One, N.A. Branch (see Note 10).
(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	Under the 1940 Act, the portfolio company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Transactions during the 12 months ended December 31, 2015 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company is as follows:

Company	Type of Asset	Amount of Interest and Other Income	Beginning Fair Value December 31, 2014	Gross Additions (a)	Gross Reductions (b)	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Fair Value December 31, 2015
Homeland HealthCare, LLC	First Lien/Senior Secured Loan	—	$9,454,080	$6,200,000	$9,454,080	$—	$—	$6,200,000
Homeland HealthCare, LLC	Partnership Interest	—	—	9,426,459	—	—	—	$9,426,459

Total Control Investments		$—	$9,454,080	$15,626,459	$9,454,080	$—	$—	$15,626,459

(a)	Gross additions include increases in the cost basis of investments resulting from the December 30, 2015 restructuring of the portfolio company and the addition of partnership interest in the portfolio company.
(b)	Gross reductions include decreases in the cost basis of investments resulting from the December 30, 2015 restructuring of the portfolio company.

(2)	Current interest rate in effect as of December 31, 2015.
(3)	Denominated in U.S. dollar unless otherwise noted.
(4)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of December 31, 2015, approximates their amortized cost.
(5)	The investment was on non-accrual status as of December 31, 2015.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(7)	The senior secured loan for Speed Commerce Inc. was amended on May 11, 2015 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 16.5% through December 31, 2015.
(8)	Non-income producing security.
(9)	Homeland HealthCare, LLC is held through Clocktower Home, LLC, a wholly-owned taxable subsidiary.
(10)	Encapsys, LLC is held through Clocktower Rise, LLC, a wholly-owned taxable subsidiary.
(11)	NSG Co-Invest (Bermuda) LP is held through Clocktower North, LLC.
(12)	ABR- Alternate Base Rate (3.5%)
(13)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

March 31, 2016 (Unaudited)

1.	Organization

Credit Suisse Park View BDC, Inc. (the “Company”) was initially organized as Credit Suisse Corporate Credit Solutions, LLC, a single member Delaware limited liability company, on August 5, 2014 and commenced operations on September 5, 2014 with Credit Suisse Alternative Capital, LLC (“CSAC”), an indirect, wholly owned subsidiary of Credit Suisse Group AG (“Credit Suisse”) as its sole member. On January 30, 2015, the Company converted to a Maryland corporation and changed its name to Credit Suisse Park View BDC, Inc. (the “Conversion”). On February 2, 2015, the Company elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We intend to elect to be treated for U.S. federal income tax purposes, and have qualified as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”).

In connection with the Conversion, all common units were converted to common shares at a ratio of 1.0 common share to 1.0 unit. Accordingly, earnings and other per unit data in the accompanying consolidated financial statements and related notes give retroactive effect to the Conversion.

The Company was formed primarily to lend to and selectively invest in middle-market companies in the United States. The Company’s investment objective is to generate current income and to a lesser extent, capital appreciation through debt and equity investments. The Company invests in secured debt (including first and second lien senior loans), unsecured debt (including mezzanine debt), and to a lesser extent, equity securities of middle-market U.S. companies.

On August 4, 2015, the Company formed Clocktower Home, LLC, Clocktower Rise, LLC and Clocktower North, LLC as wholly-owned subsidiaries. The financial statements of these entities are consolidated into the financial statements of the Company. All significant intercompany balances and transactions have been eliminated through consolidation.

Credit Suisse Asset Management, LLC (“CSAM” or the “Adviser”), an indirect, wholly-owned subsidiary of Credit Suisse, is the investment adviser of the Company pursuant to an investment advisory agreement (the “Adviser Agreement”). CSAM is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies.” Under the 1940 Act, the term “eligible portfolio company” includes all domestic operating companies that are (i) private operating companies and (ii) operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million.

2.	Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are expressed in U.S. dollars and have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. The Company is considered an investment company under U.S. GAAP and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services –

Investment Companies. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such amounts could differ from those estimates and such differences could be material. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements have been included.

The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are not required for interim reporting and are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the period included herein. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2016.

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

Investments

The Company carries its investments at fair value. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value by the Adviser and determined in good faith by the Board of Directors.

Due to the inherent uncertainties of valuation, certain estimated fair values may differ significantly from the values that would have been realized had a ready market for these investments existed, and these differences could be material. See note 4 “Fair Value Measurements.”

The Company generally invests in illiquid securities, including debt and equity investments, of middle-market companies. The Board of Directors has delegated to the Adviser day-to-day responsibility for implementing and maintaining internal controls and procedures related to the valuation of the Company’s investments in portfolio companies. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations.

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

•	once preliminary valuations have been reviewed and vetted, they will be submitted to the Adviser’s valuation committee (the “Valuation Committee”) for discussion and final documentation;

•	the Valuation Committee will review these valuations, and, if applicable, will respond and supplement the preliminary valuation to reflect any of their comments; and

•	the Adviser will present the Valuation Committee’s recommendations to the Board of Directors for its review and approval.

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

Some of our investments may have contractual payment in kind (“PIK”) interest. PIK interest computed at the contractual rate is accrued into income and reflected as receivable up to the capitalization date. PIK investments offer issuers the option at each payment date of making payments in cash or in additional securities. When additional securities are received, they typically have the same terms, including maturity dates and interest rates as the original securities issued. On these payment dates, the Company capitalizes the accrued interest receivable (reflecting such amounts as the basis in the additional securities received). PIK interest generally becomes due at the maturity of the investment or upon the investment being called by the issuer. At the point that management believes PIK interest is not expected to be realized, the PIK investment will be placed on non-accrual status. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is reversed from the related receivable through interest income, respectively. PIK interest previously capitalized is not reversed. Upon capitalization, PIK interest is subject to the fair value estimates associated with their related investments. PIK investments on non-accrual status are restored to accrual status if management again believes that PIK interest is expected to be realized.

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

In certain instances, where the Company is invited to participate as a co-lender in a transaction and does not provide significant services in connection with the investment, all or a portion of any loan fees received by the Company in such situations will be deferred and amortized over the life of the investment using the effective interest method.

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

Cash advances received in respect of transaction-related expenses are recorded as cash and cash equivalents with an offset to other liabilities or payables to affiliates. Other liabilities or payables to affiliates that are not reimbursable expenses are incurred.

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

Cash and Cash Equivalents

Cash and cash equivalents may consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value. The Company deposits its cash and cash equivalents with a highly-rated banking institution and, at times, cash deposits may exceed the insured limits under applicable laws.

Deferred Financing Costs

Financing costs for the Credit Agreement (as defined in note 10) are capitalized and amortized over the life of the related debt instrument using the straight-line method.

Income Taxes

The Company intends to elect to be treated for U.S. federal income tax purposes, and has qualified as a RIC under Subchapter M of the Code for the taxable year ended December 31, 2015. So long as the Company continues to qualify as a RIC, it generally will not pay corporate-level U.S. federal income taxes or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s stockholders and will not be reflected in the financial statements of the Company. The tax characteristics of all distributions will be reported to stockholders on Form 1099 after the end of the calendar year.

Clocktower Home, LLC and Clocktower Rise, LLC have elected to be taxable entities (the “Taxable Subsidiaries”) and as such may generate an income tax liability.

Prior to January 30, 2015, the Company was a disregarded entity for U.S. federal income tax purposes. Accordingly, no provision for federal, state or local income taxes has been provided. Prior to January 1, 2015, the non-managing member of the Company is liable for income taxes, if any, on its share of the Company’s taxable income.

The Adviser evaluates tax positions taken or expected to be taken in the course of preparing the Company’s financial statements to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions with respect to tax at the Company level not deemed to meet the “more-likely-than-not” threshold would be recorded as an expense in the current year. The Adviser’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company has concluded that it does not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 for the current period.

3.	Investments

Investments consisted of the following:

	March 31, 2016 (Unaudited)
Investment Type	Cost	Fair Value

First Lien/Senior Secured Loans	$175,615,519	$164,935,158
First Lien/Last-Out Unitranche	112,109,578	101,856,883
Second Lien/Senior Secured Loans	41,212,881	40,072,525
Partnership Interest	11,828,643	12,023,387

Total Investments	$340,766,621	$318,887,953

	December 31, 2015
Investment Type	Cost	Fair Value

First Lien/Senior Secured Loans	$182,226,165	$176,293,926
First Lien/Last-Out Unitranche	112,491,625	108,557,626
Second Lien/Senior Secured Loans	41,560,883	40,863,775
Partnership Interest	11,828,642	12,023,387

Total Investments	$348,107,315	$337,738,714

The industry composition of the portfolio at fair value was as follows:

Industry	March 31, 2016 (Unaudited)

Aerospace & Defense	7.27%
Automotive	5.99
Capital Equipment	2.99
Chemicals, Plastics & Rubber	3.76
Construction & Building	3.26
Consumer Goods: Non-Durable	0.39
Energy: Oil & Gas	1.93
Healthcare & Pharmaceuticals	18.76
High Tech Industries	9.60
Hotel, Gaming & Leisure	6.76
Media: Advertising, Printing & Publishing	6.09
Media: Diversified & Production	5.35
Metals & Mining	3.60
Services: Business	17.35
Services: Consumer	2.99
Transportation: Cargo	3.91

Total	100.00%

Industry	December 31, 2015

Aerospace & Defense	6.90%
Automotive	5.66
Capital Equipment	2.89
Chemicals, Plastics & Rubber	3.55
Construction & Building	3.10
Consumer Goods: Non-Durable	0.37
Energy: Oil & Gas	3.07
Healthcare & Pharmaceuticals	16.24
High Tech Industries	10.90
Hotel, Gaming & Leisure	9.45
Media: Advertising, Printing & Publishing	5.79
Media: Diversified & Production	5.06
Metals & Mining	3.61
Services: Business	16.40
Services: Consumer	2.89
Transportation: Cargo	4.12

Total	100.00%

4.	Fair Value Measurements

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing our investments include, as relevant: (i) available current market data, including relevant and applicable market trading and transaction comparables, (ii) applicable market yields and multiples, (iii) security covenants, (iv) call protection provisions, (v) the nature and realizable value of any collateral, (vi) the portfolio company’s ability to make payments, (vii) its earnings and discounted cash flows, (viii) the markets in which the portfolio company does business, (ix) comparisons of financial ratios of peer companies that are public, and (x) mergers and acquisitions comparables and enterprise values, among other factors. When available, broker quotations and/or quotations provided by pricing services are considered as an input in the valuation process.

The Company follows ASC 820, Fair Value Measurement, (“ASC 820”) for measuring the fair value of investments in portfolio companies. Fair value is the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. The Company’s fair value analysis includes an analysis of the value of any unfunded loan commitments. Financial investments recorded at fair value in the financial statements are categorized for disclosure purposes based upon the level of judgment associated with the inputs used to measure their value. The valuation hierarchical levels are based upon the transparency of the inputs to the valuation of the investment as of the measurement date. The three levels are defined as follows:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•

Level 2—Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third-parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

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

In addition to using the above inputs in investment valuations, the Company employs the valuation policy approved by the Board of Directors that is consistent with ASC 820 (see note 2). Consistent with the Company’s valuation policy, the Company evaluates the source of inputs, including any markets in which the Company’s investments are trading, in determining fair value, in good faith.

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of March 31, 2016 and December 31, 2015:

Fair Value Hierarchy at March 31, 2016 (Unaudited)

Investment Type	Level 1	Level 2	Level 3	Total

First Lien/Senior Secured Loans	$-	$-	$164,935,158	$164,935,158
First Lien/Last-Out Unitranche	-	-	101,856,883	101,856,883
Second Lien/Senior Secured Loans	-	5,850,000	34,222,525	40,072,525
Partnership Interest	-	-	12,023,387	12,023,387

Total	$-	$5,850,000	$313,037,953	$318,887,953

Fair Value Hierarchy at December 31, 2015

Investment Type	Level 1	Level 2	Level 3	Total

First Lien/Senior Secured Loans	$-	$-	$176,293,926	$176,293,926
First Lien/Last-Out Unitranche	-	-	108,557,626	108,557,626
Second Lien/Senior Secured Loans	-	5,910,000	34,953,775	40,863,775
Partnership Interest	-	-	12,023,387	12,023,387

Total	$-	$5,910,000	$331,828,714	$337,738,714

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2016:

	For the Three Months Ended March 31, 2016 (Unaudited)

	First Lien/Senior Secured Loans	First Lien/ Last-Out Unitranche	Second Lien/Senior Secured Loans	Partnership Interest	Total
Balance as of December 31, 2015	$176,293,926	$108,557,626	$34,953,775	$12,023,387	$331,828,714

Purchase of investments, net	5,192,639	8,633	-	-	5,201,272

Proceeds from sales of investments, net	(12,041,311)	(446,509)	(375,000)	-	(12,862,820)

Interest-income paid-in-kind investments	70,118	-	-	-	70,118

Amortization of premium/accretion of discount on investments, net	116,771	55,829	25,100	-	197,700

Net realized gain/(loss) on investments	51,139	-	-	-	51,139

Net change in unrealized appreciation (depreciation) on investments	(4,748,124)	(6,318,696)	(381,350)	-	(11,448,170)

Balance as of March 31, 2016	$164,935,158	101,856,883	$34,222,525	12,023,387	$313,037,953

Net change in unrealized depreciation from level 3 investments still held as of March 31, 2016	$(4,798,114)	$(6,319,449)	$(400,368)	$-	$(11,517,931)

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015 (Unaudited)

	Senior Secured Loans	Partnership Interest	Royalty Interest	Total
Balance as of December 31, 2014	$247,638,275	$998,300	$465,000	$249,101,575

Purchase of investments, net	23,151,523	55,080	-	23,206,603

Proceeds from investments, net	(1,296,636)	-	-	(1,296,636)

Interest-income paid-in-kind investments	188,992	-	-	188,992

Amortization of premium/accretion of discount on investments, net	275,163	-	-	275,163

Net change in unrealized appreciation (depreciation) on investments	(6,618,336)	(27,929)	(314,974)	(6,961,239)

Balance as of March 31, 2015	$263,338,981	$1,025,451	$150,026	$264,514,458

Net change in unrealized depreciation from level 3 investments still held as of March 31, 2015	$(6,618,336)	$(27,929)	$(314,974)	$(6,961,239)

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

For the three months ended March 31, 2016 and March 31, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3. The Company recognizes transfers between levels at the beginning of the period.

The following table shows the composition of the Company’s portfolio by unobservable inputs used to value the Company’s Level 3 investments and liabilities at March 31, 2016 and December 31, 2015. The table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of Level 3 investment. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one Level 3 investment:

Level 3 Unobservable inputs at March 31, 2016 (Unaudited)

Investment Type	Fair Value at March 31, 2016	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input
First Lien/Senior Secured Loans	$164,935,158	Income Approach	Market Yield	8.97% - 18.44% (11.73%)	Decrease

First Lien/Last-Out Unitranche	101,856,883	Income Approach	Market Yield	8.65% - 12.71% (10.49%)	Decrease

Second Lien/Senior Secured Loans	34,222,525	Income Approach	Market Yield	10.64% - 16.81% (12.88%)	Decrease

Partnership Interest	12,023,387	Market Approach	LTM EBITDA Multiple	N/A	N/A

Total	$313,037,953

Level 3 Unobservable inputs at December 31, 2015

Investment Type	Fair Value at December 31, 2015	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

First Lien/Senior Secured Loans	$176,293,926	Income Approach	Market Yield	8.00% - 18.39% (12.05%)	Decrease

First Lien/Last-Out Unitranche	108,557,626	Income Approach	Market Yield	9.09% - 13.21% (10.90%)	Decrease

Second Lien/Senior Secured Loans	34,953,775	Income Approach	Market Yield	11.24% - 15.56% (13.25%)	Decrease

Partnership Interest	12,023,387	Market Approach	LTM EBITDA	N/A	N/A

Total	$331,828,714

Any increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such investments.

Other Financial Instruments

Revolving Credit Facility: The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the ASC 820 fair value hierarchy as of March 31, 2016 and December 31, 2015, respectively, approximates its carrying value as the outstanding balance is callable at carrying value.

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

5.	Agreements and Related Party Transactions

Management Fee

On September 5, 2014, the Company entered into the “Advisory Agreement” with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The Advisory Agreement was subsequently amended on December 2, 2014.

For the period from September 5, 2014 through December 31, 2015, the management fee is payable monthly in arrears at an annual rate of 1.75% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchase with borrowed amounts) at the end of each of the two most recently completed calendar months. Thereafter, the management fee will be payable quarterly in arrears, at an annual rate of 1.75% of an amount equal to the average of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. However, until such time, if any, as the Company’s shares are listed on a national securities exchange (the “Listing”), the Adviser will waive its right to receive 0.25% of the Management Fee such that the annual rate at which the Management Fee is calculated is 1.50% of the Company’s average gross assets at the end of the two most recently completed calendar quarters. The Adviser will not have the right to recover any amounts waived. Such fee waiver shall terminate if and when a listing occurs. For the three months ended March 31, 2016 and for the three months ended March 31, 2015, the Adviser earned $1,453,298 and $1,164,381 in Management Fees, respectively, and waived $207,614 and $166,340, respectively, pursuant to the Advisory Agreement. The waiver of base management fees by the Adviser is permanent and not subject to recoupment by the Adviser. As of March 31, 2016 and December 31, 2015, $1,245,684 and $904,497, respectively, were payable to the Adviser.

Incentive Fees

The incentive fee (“Incentive Fee”) is calculated pursuant to the Advisory Agreement and consists of two parts, as follows:

Income-Based Component: Commencing with the quarter ended September 30, 2014, the Company pays the Adviser an Incentive Fee quarterly in arrears by reference to the Company’s aggregate pre-incentive fee net investment income, as adjusted, from the immediately preceding calendar quarter. The aggregate pre-incentive fee net investment income at the immediately preceding calendar quarter (the “Ordinary Income”), expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “performance threshold” of 1.75% per quarter (7% annualized). “Ordinary Income” means consolidated interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees but excluding fees for providing significant managerial assistance) accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, any expenses whether incurred directly by us or incurred by the Adviser on our behalf, including expenses under any Placement Agent Agreement and any administration agreement with an administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee (both on income and capital gains). Ordinary Income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with payment-in-kind interest, preferred stock with payment-in-kind dividends and zero coupon securities), consolidated accrued income that we have not yet received in cash. Ordinary Income does not include any realized capital gains, realized capital losses or unrealized capital depreciation. Pre-incentive fee net investment income is net of all Company fees and expenses, including the Management Fee but excluding any Incentive Fee paid.

The Company pays the Adviser an Incentive Fee with respect to the Company’s Ordinary Income in each calendar quarter as follows:

a.	No Incentive Fee in any calendar quarter in which the Ordinary Income does not exceed the hurdle rate;
b.	100% of the Ordinary Income with respect to that portion of such Ordinary Income, if any, that exceeds the hurdle rate but is less than 2.1875% in any calendar quarter (8.75% annualized); and

c.	20% of the amount of the Ordinary Income, if any, that exceeds 2.1875% in any calendar quarter (8.75% annualized).

These calculations are appropriately prorated for any period of less than three months and appropriately adjusted for any share issuances or repurchases during the current quarter.

For the three months ended March 31, 2016 and for the three months ended March 31, 2015, the Adviser earned $835,235 and $709,356, respectively, in Incentive Fees. As of March 31, 2016 and December 31, 2015, the Company has accrued incentive fees in the amount of $835,235 and $1,133,783, respectively.

Capital Gains-Based Component: At the end of each calendar year (or upon termination of the Advisory Agreement, as applicable), the Company will pay the Adviser, in arrears, an Incentive Fee equal to 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, if any, in each case from the beginning of the Annual Period (defined below) until the end of such annual period. Unrealized capital gains are excluded from this calculation. Each period beginning on January 1 of each calendar year and ending on December 31 of the calendar year or, in the case of the Company’s first and last year, the appropriate portion thereof is referred to as an “Annual Period.” The capital gains-based Incentive Fee commenced with the 2014 annual period. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. For the three months ended March 31, 2016 and March 31, 2015, no accrual was required.

Officers and Directors

Certain officers and a director of the Company are also officers and a director of Credit Suisse or its affiliates. These officers and this director are paid no fees by the Company for serving as an officer or director of the Company.

For the three months ended March 31, 2016 and March 31, 2015, the independent directors of the Company received $6,000 and $2,000, respectively, in compensation for services as an independent director of the Company.

Administration and Custodian Agreement

The Company has entered into a co-administration agreement with the Adviser (the “Co-Administration Agreement”) and an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Adviser and/or the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the net asset value and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian. For the three months ended March 31, 2016 and for the three months ended March 31, 2015, the Company incurred expenses for services provided by the Administrator of $134,421 and $110,195, respectively. As of March 31, 2016 and December 31, 2015, $326,050 and $191,629 remained payable, respectively, and is included within accrued expenses and other liabilities on the statements of assets and liabilities.

Transfer Agent Fees

Effective with the Conversion, American Stock Transfer & Trust Company, LLC became the Company’s transfer agent, distribution paying agent and registrar.

As of March 31, 2016 and December 31, 2015, Credit Suisse Alternative Capital, LLC, an affiliate of Credit Suisse owned 94% of the Company, respectively.

6. Net Assets

On September 5, 2014, CSAC made an approximately $221.1 million capital contribution to the Company.

For the three months ended March 31, 2016, the Company issued the following shares through its monthly subscription process:

Month	Shares Issued	Per Share Net Asset Value	Subscription
March 31, 2015(1)	608,523	$10.09	$ 6,140,000
April 30, 2015	449,754	$10.15	$ 4,565,000
May 29, 2015	90,998	$10.22	$ 930,000
June 30, 2015	4,361	$10.09	$ 44,000
July 31, 2015	31,988	$10.16	$ 325,000
August 31, 2015	4,888	$10.23	$ 50,000
September 30, 2015	4,960	$10.08	$ 50,000
October 31, 2015	109,127	$10.08	$ 1,100,000
November 30, 2015	-	$10.01	$ -
December 31, 2015	-	$9.42	$ -
March 31, 2016	-	$8.94	$ -

(1)	Commencement of offering on March 20, 2015.

The Company’s authorized stock consists of 198,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

The Board of Directors has the authority to suspend our continuous public offering at any time.

7.	Dividends and Distributions

The Company intends to pay quarterly dividends to its common stockholders from its net income. Such dividends are accrued for and recorded on the pay-date. The amount to be paid out as a dividend is determined by the Board of Directors and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually. Through March 31, 2016, the Company paid the following dividends:

Rate per Share	Declaration Date	Record Date	Pay-Date
$0.1950	June 15, 2015	June 15, 2015	June 30, 2015
$0.2239	September 23, 2015	September 23, 2015	September 30, 2015
$0.4964	December 23, 2015	December 23, 2015	December 31, 2015
$0.1600	March 23, 2016	March 23, 2016	March 31, 2016

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and declares a cash dividend, the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The number of newly issued shares is determined on the pay-date by dividing the aggregate dollar amount of the distribution by the net asset value per share as determined on or as of the applicable pay-date. For the three months ended March 31, 2016, the Company issued 6,464 shares under the dividend reinvestment plan.

8.	Earnings per Share

In accordance with the provisions of ASC Topic 260 – Earnings Per Share (“ASC 260”), basic earnings per share is computed by dividing earnings available to common stockholders by the weighted average number of shares outstanding during the period. Other potentially dilutive common shares, and the related impact to earnings, are considered when calculating earnings per share on a diluted basis.

The following information sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2016 (unaudited) and for the three months ended March 31, 2015 (unaudited).

	For the Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted earnings per share - decrease in net assets from operations	$(7,551,133)	$(2,986,488)
Denominator for basic and diluted earnings per share - weighted average shares outstanding	23,456,049	22,324,078
Basic and diluted earnings per share	$(0.32)	$(0.13)

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

9.	Organization Costs and Offering Costs

Organization costs are expensed as incurred by the Company.

The Adviser bears all operating and overhead expenses incurred in connection with the management of the Company with regard to the salaries and wages of the Adviser’s officers and employees attributable to the Company.

Offering costs are borne by the Company and charged as an expense over a 12-month period up to a maximum amount of $1.5 million upon receipt of a formal commitment of external capital. Any offering costs in excess of $1.5 million will be borne by the Adviser, without reimbursement from us. On March 31, 2015, the Company received formal commitment of external capital.

10.	Revolving Credit Facility

The Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) on October 31, 2014 with Capital One, N.A., as administrator and various lenders under which the Company could borrow an aggregate principal amount of $75 million (the “Facility Amount”) for the financing of investments. On January 14, 2015, pursuant to the terms of the Credit Agreement, the Company increased the Facility Amount to $125 million. On April 2, 2015 and July 7, 2015, the Company further increased the Facility Amount to $230 million in total. As of March 31, 2016, the Credit Agreement provided for borrowings in the aggregate amount of $230 million, with an accordion feature permitting the Company to seek an increase of the Facility Amount of up to $300 million, subject to certain conditions. The senior secured revolving credit facility under the Credit Agreement is referred to herein as the “Revolving Credit Facility.” Interest is charged at the 3 month LIBOR rate, plus 2.75%. The interest rate, year to date, has ranged from 3.02% to 3.37% (average 3.32%). The Company shall pay to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.75% of the commitment provided by the lender. The Credit Agreement is set to mature five years from the closing date of the senior secured revolving credit facility. As of March 31, 2016 and December 31, 2015, the Company had outstanding borrowings of $116,500,000 and $125,000,000, respectively. Costs of $2,237,500 were incurred in connection with obtaining and amending the Credit Agreement, which have been recorded as deferred financing costs on the statements of assets and liabilities and are being amortized into expense using the straight-line method over the life of the Credit Agreement.

Capitalized terms used but not defined herein have the meaning assigned to them in the Credit Agreement.

The summary information of the Credit Agreement for the three months ended March 31, 2016 (unaudited) and for the three months ended March 31, 2015 (unaudited):

	For the Three Months Ended March 31,
	2016	2015
Credit facility expenses	$—	$119,926
Interest expense	944,733	302,901
Amortization on borrowings	118,169	63,362
Line of credit administrative fees	25,000	25,000
Unused line of credit fees	148,423	72,198

Total Interest and Credit Facility Fees	$1,236,325	$583,387

Weighted average interest rate	3.32%	2.97%
Average outstanding balance	$112,565,934	$40,766,667

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

The Credit Agreement is secured by a first-priority security interest in all of the assets of the Company. Proceeds from borrowing may be used for general corporate purposes, including funding of portfolio investments.

11.	Tax Information

The Company intends to elect to be treated for U.S. federal income tax purposes, and has qualified as a RIC under Subchapter M of the Code. So long as the Company continues to qualify as a RIC, it generally will not pay corporate-level U.S. federal income taxes or excise taxes on any ordinary income or capital gains that it distributes at least annually to its stockholders as distributions.

As of March 31, 2016 and December 31, 2015, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	March 31, 2016 (Unaudited)	December 31, 2015
Tax cost	$340,766,621	$350,616,136

Gross unrealized appreciation	$441,649	$81,566
Gross unrealized depreciation	$(22,320,317)	$(12,958,988)
Net unrealized investment depreciation on investments	$(21,878,668)	$(12,877,422)

As of December 31, 2015, the difference between GAAP-basis and tax-basis unrealized gains (losses) is primarily attributable to defaulted loans on accrual.

The Taxable Subsidiaries have elected to be taxable entities and are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities are reflected in the Company’s consolidated financial statements.

12.	Market and Credit Risks

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

i. Interest Rate Risk—The Company invests in fixed-income securities. Any change to the interest rates relevant for particular securities may result in the Adviser being unable to secure similar returns on the expiration of contracts or the sale of securities. In addition, changes to prevailing rates or changes in expectations of future rates may result in an increase or decrease in the value of the securities held. In general, if interest rates rise, the value of the debt securities will decline. A decline in interest rates will in general have the opposite effect.

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

The following is the financial highlights for a share of common stock outstanding during the three months ended March 31, 2016 and for the three months ended March 31, 2015.

	For the three months ended March 31, 2016 (Unaudited)	For the three months ended March 31, 2015 (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$9.42	$10.23
Net investment income (loss)	0.17	0.18
Net realized/unrealized gains (losses)	(0.49)	(0.32)

Net increase (decrease) in net assets resulting from operations	(0.32)	(0.14)

Dividend declared from:
Net investment income	(0.16)	—

Net asset value, end of period	$8.94	$10.09

Shares outstanding, end of period	23,460,311	22,722,999
Total return(2)	(3.40)%	(1.37)%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$209,728	$229,296
Average debt per share	$4.80	$1.79
Ratio of total expenses to average net assets(3)	7.2%	4.1%
Ratio of net expenses to average net assets(3)	6.8%	3.8%
Ratio of net investment income to average net assets before waiver(3)	8.0%	7.9%
Ratio of net investment income to average net assets after waiver(3)	8.4%	8.2%
Ratio of interest expenses to average net assets(3)	2.3%	1.0%
Ratio of incentive fees to average net assets	0.4%	0.3%
Portfolio turnover(4)	1.6%	0.6%
Credit facility payable	$116,500	$63,000
Asset coverage ratio(5)	2.80	4.64

(1)	The per share data is derived by using the weighted average shares outstanding during the applicable period.
(2)	The total return is calculated by taking the increase or decrease in net assets value per share, adding distributions per share declared during the period, assuming distributions reinvestment prices based on the net asset value per share on ex-date, and dividing by the beginning net asset value per share.
(3)	Annualized except for incentive fees and organization expense.
(4)	Not annualized.
(5)	Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

14.	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Adviser’s experience, the Company expects the risk of loss to be remote. As of March 31, 2016 and December 31, 2015, no accrual has been recorded for these indemnifications in the financial statements.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draws, pursuant to which the Company may provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of March 31, 2016 and December 31, 2015, the Company had no unfunded uncommitted incremental capacity under loan and financing agreements.

15.	Subsequent Events

In preparing the consolidated financial statements as of March 31, 2016, management considered the impact of subsequent events for potential recognition or disclosure in these consolidated financial statements through the release of the report. No such events requiring recognition or disclosure were identified through the date of the release of the report.

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

We are offering for sale on a continuous basis a maximum of $500 million of our common stock, $0.01 par value per share, at price that is equal to the current per share net asset value of our common stock, on a “best efforts” basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the “Registration Statement”) (File No. 333-198981), filed with the SEC under the Securities Act of 1933, as amended and supplemented (the “Offering”). On May 5, 2016, our Registration Statement was declared effective by the SEC. Credit Suisse Securities (USA), LLC, our affiliate, serves as the dealer manager of the Offering. As of March 31, 2016, we have sold $13.2 million of our common stock pursuant to the Offering.

We are externally managed by the Adviser, which is registered as an investment adviser with the SEC, pursuant to an investment advisory agreement. Under the investment advisory agreement, we have agreed to pay the Adviser a management fee as well as an incentive fee based on our investment performance. Also, under the Co-Administration Agreement that we entered into with the Adviser, the Adviser will bear all expenses in connection with the performance of its services under the co-administration agreement. Under the administration agreement that we entered into with State Street Bank and Trust Company, we will pay State Street Bank and Trust Company reasonable compensation, as may be agreed upon from time to time in writing.

As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less. In addition, we are only allowed to borrow money such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowing, with certain limited exceptions. To qualify as a RIC and maintain our RIC status, we will have to meet specified source-of-income and asset diversification requirements. To be eligible for RIC tax treatment under Subchapter M of the Code for U.S. federal income tax purposes, we are also required to distribute at least 90% of our net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, for the taxable year.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2016, our investment portfolio of $318.9 million (at fair value) consisted of investments in 28 portfolio companies, as compared to $337.7 million (at fair value) consisting of investments in 28 portfolio companies as of December 31, 2015. As of March 31, 2016 and December 31, 2015, our portfolio was composed as follows:

Type of Security	As of March 31, 2016	As of December 31, 2015
Senior Secured Loans
First Lien	51.7%	52.2%
Unitranche and/or Criss-Cross Collateral	32.0%	32.1%
Second Lien	12.6%	12.1%
Total Senior Secured Loans	96.3%	96.4%
Equity and Other	3.7%	3.6%

As of March 31, 2016, 93.1% of our senior secured loan portfolio was invested in floating-rate debt, 3.2% was invested in fixed-rate debt, and the remainder in equity and other investments. As of December 31, 2015, 88.6% of our senior secured loan portfolio was invested in floating-rate debt, 7.8% was invested in fixed-rate debt, and the remainder in equity and other investments.

We originate and invest primarily in privately-held middle-market companies through secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. The composition of our investment portfolio as of March 31, 2016 and December 31, 2015 was as follows:

	As of March 31, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured - First Lien	$175,615,519	$164,935,158	$182,226,165	$176,293,926
First Lien/Last - Out Unitranche	112,109,578	101,856,883	112,491,625	108,557,626
Senior Secured - Second Lien	41,212,881	40,072,525	41,560,883	40,863,775
Partnership Interest	11,828,643	12,023,387	11,828,642	12,023,387

Total Investments	$340,766,621	$318,887,953	$348,107,315	$337,738,714

At March 31, 2016, our average portfolio company investment at amortized cost and fair value was approximately $11.8 million and $11.0 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.3 million and $23.2 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $12.0 million and $11.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.4 million and $23.3 million, respectively.

The weighted average yield on all of our current debt investments at March 31, 2016 was approximately 10.3%, excluding payment in kind (“PIK”) interest. The weighted average yield on all of our current debt investments at December 31, 2015 was approximately 10.4% (10.3% excluding PIK interest). The weighted average yield was computed using the effective interest rates for all of our current debt investments to maturity from March 31, 2016 or December 31, 2015, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity

During the three months ended March 31, 2016, we invested approximately $5.2 million (at fair value) in 1 portfolio company, including 1 new portfolio company, as compared to $241.6 million (at fair value) in 20 portfolio companies, including 14 new portfolio companies during fiscal year ended December 31, 2015. The 1 new investment during the three months ended March 31, 2016 was invested in first lien senior secured loans. Of the 14 new investments during fiscal year ended December 31, 2015, 99.1% were invested in senior secured loans, of which 63.0% were first lien, 17.5% were unitranche and/or criss-cross collateral debt loans, and 18.7% were second lien, and the remainder in equity and other investments.

Of the new debt investment, 100.0% was invested in floating-rate debt (at fair value) during three months ended March 31, 2016, as compared to 92.6% invested in floating-rate debt, 6.5% invested in fixed-rate debt, and the remainder in equity and other investments (at fair value) during fiscal year ended December 31, 2015. During the three months ended March 31, 2016 and fiscal year ended December 31, 2015, we received $12.9 million and $139.6 million, respectively, in proceeds from investments.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of March 31, 2016, we had two loans on non-accrual status, which represent approximately 3.0% of the fair value of our portfolio. As of December 31, 2015, we had two loans on non-accrual status, which represents approximately 5.9% of the fair value of our portfolio.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

We generate revenue in the form of interest on the debt securities that we hold and distributions and capital gains on other interests that we may acquire in our portfolio companies. Our senior debt investments will generally have stated terms of three to ten years, and our subordinated debt investments will generally have stated terms of five to ten years. Our senior and subordinated debt investments typically bear interest at a fixed or floating rate. Interest on debt securities is generally payable quarterly or semiannually. In some cases, some of our investments may provide for deferred interest payments or PIK interest. The principal amount of the debt securities and any accrued but unpaid interest generally will become due at the maturity date. In addition, we may generate revenue in the form of commitment and other fees in connection with transactions. Original issue discounts and market discounts or premiums are capitalized and accreted or amortized as interest income. We record prepayment premiums on loans and debt securities as interest income. Dividend income, if any, will be recognized on an accrual basis to the extent that we expect to collect such amounts. Investment income for three months ended March 31, 2016 and 2015 totaled $8.2 million and $6.7 million, respectively. The following shows the breakdown of investment income for the three months ended March 31, 2015 and 2014.

	Three months ended March 31, 2016	Three months ended March 31, 2015
Interest income	$8.0	$6.4
PIK Interest and accretion	0.2	0.3
Miscellaneous fees	—	—

Total	$8.2	$6.7

The increase in investment income is due to increase in invested assets over the prior periods.

Expenses

Our primary annual operating expenses are the payment of investment advisory fees and the reimbursement of expenses under our Advisory Agreement and Co-Administration Agreement with the Adviser and our Administration Agreement with State Street Bank and Trust Company. The expenses borne by us include, among other things:

•	all organizational expenses;
•	all offering expenses up to $1.5 million in aggregate;
•	the Management Fee and Incentive Fee;
•	fees and expenses payable under any administration agreement with an administrator;
•	fees and expenses payable by us under any dealer manager or similar agreement between us and any dealer manager, if any;
•	expenses in connection with the purchase, holding, sale, exchange or other disposition of investments, including all transaction costs associated with our purchase of our initial portfolio;
•	expenses in connection with our ongoing operations including legal, administrative, custodial, accounting, tax, audit or other expenses relating to our operations or infrastructure, including valuation and pricing services or experts, acquiring research, the costs of enforcing our rights, and expenses in connection with the preparation of any exemptive relief applications filed with the SEC on our behalf;

•	expenses incurred in connection with the development, negotiation and structuring of prospective investments;
•	other administrative expenses such as (but not limited to) performing risk management, regulatory and legal compliance, fund accounting, investor reporting costs, calculating fund net asset values, and anti-money-laundering, client identification and know-your-customer analyses;
•	custodial, administrator, trustee and other third-party service provider fees and expenses;
•	costs of third-party consultants;
•	costs related to obtaining debt financing, including legal and other fees incurred in connection therewith;
•	insurance premiums and expenses (including for fidelity bond, director and officer liability, errors and omissions, and comprehensive general liability insurance) paid by us and/or our respective officers with regard to losses, claims, damages, liabilities and expenses that would otherwise be indemnification expenses;
•	deal sourcing and due diligence expenses, including diligence on underlying assets (including expenses incurred in connection with third-party consultants), monitoring third-party service providers and background checks, and deal-related and investor-related travel expenses;
•	the cost of software (including fees and expenses of third-party software developers) used by us to track, settle and monitor investments and to wire funds to and from us;
•	all expenses associated with meetings and communications with us and our stockholders,
•	reasonable and documented out-of-pocket expenses incurred by the Adviser and the personnel of the Adviser in connection with any road show for the offering of our securities (including for commercial travel, lodging, meals, printing, shipping and mailing);
•	all expenses of any future public or private offerings of common stock and other securities issued by us (including the costs of listing our common stock and any of our other securities on a national securities exchange);
•	costs of our winding up;
•	taxes;
•	extraordinary expenses (such as litigation and indemnification expenses);

•	all costs and expenses incurred in connection with the formation and maintenance of one or more entities or vehicles to hold our assets for tax or other purposes; and
•	other ongoing operational expenses, including those set forth in our organizational documents.

As of March 31, 2016, we have incurred approximately $1.5 million of offering costs. The Adviser is responsible for the payment of our offering expenses in excess of $1.5 million, and we will not reimburse the Adviser for any offering expenses that exceed $1.5 million. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Offering costs are charged as an expense over a 12 month period upon receipt of a formal commitment of external capital. We received formal commitment of external capital in March 2015, and offering expenses expensed for the three months ended March 31, 2016 were $.4 million. No offering expenses were expensed for the three months ended March 31, 2015.

For the three months ended March 31, 2016 and for the three months ended March 31, 2015, the Adviser earned $1,453,298 and $1,164,381 in Management Fees, respectively, gross of $207,614 and $166,340, respectively, waived by the Adviser pursuant to the Advisory Agreement. The waiver of base management fees by the Adviser is permanent and not subject to recoupment by the Adviser. As of March 31, 2016 and December 31, 2015, $1,245,684 and $904,497, respectively, were payable to the Adviser. The waiver of base management fees by the Adviser is permanent and not subject to recoupment by the Adviser.

Credit Facility

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders (the “Credit Facility”). The Credit Facility provides for borrowings in an aggregate amount of $230 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300.0 million, subject to certain conditions. Borrowings under the Credit Facility were $116.5 million and $63.0 million as of March 31, 2016 and 2015, respectively. Interest is charged at the 1 month LIBOR Rate, plus 2.75%. The interest rate under the Credit Facility during the three months ended March 31, 2016 ranged from 3.09% to 3.37% (average 3.32%) and during the three months ended March 31, 2015 ranged from 2.92% to 3.00% (average 2.96%). The Company pays to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company also pays to the lender a commitment fee equal to 0.50% of the commitment provided by the lenders.

For the three months ended March 31, 2016, the effective interest rate under the Credit Facility was approximately 3.37% (approximately 0.51% including commitment fees on the unused portion of the Credit Facility). The Company recorded interest and fee expense of $1.2 million for the three months ended March 31, 2016, of which $0.9 was interest expense, $0.1 was amortization of loan fees paid on the Credit Facility, $0.1 was related to commitment fees on the unused portion of the Credit Facility, and $.03 million related to loan administration fees. The Company paid $0.4 million in interest expense for the three months ended March 31, 2016. The average borrowings under the Credit Facility for the three months ended March 31, 2016 were $112.6 million.

For the three months ended March 31, 2015, the effective interest rate under the Credit Facility was approximately 2.97% (approximately 3.68% including commitment fees on the unused portion of the Credit Facility). The Company recorded interest and fee expense of $0.6 million for the three months ended March 31, 2015, of which $0.3 million was interest expense, $0.2 million was amortization of loan fees paid on the Credit Facility, $0.1 million was related to commitment fees on the unused portion of the Credit Facility, and $25,000 related to loan administration fees. The Company paid $0.3 million in interest expense for the three months ended March 31, 2015. The average borrowings under the Credit Facility for the three months ended March 31, 2015 were $40.8 million.

Net Investment Income

For the three months ended March 31, 2016 and 2015, net investment income was $3.9 million and $4.0 million, respectively. The decrease in net investment income is due in part to the increase in investment income resulting from the increase in invested assets over the prior period offset by increase in management fees, incentive fees, and interest and credit facility fees.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended March 31, 2016 and 2015, the Company realized gains on its investments of $0.05 million and $0, respectively. The increase in realized gains on our investments is attributable to sale of Land Holdings I, LLC.

Net Change in Unrealized Appreciation / (Depreciation) of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized depreciation on investments totaled $11.5 million and $7.0 million for the three months ended March 31, 2016 and 2015, respectively. The increase in net change unrealized depreciation from investments was attributable to decrease in fair value of six investments.

Net Increase(decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2016, net decrease in net assets resulting from operations totaled $7.6 million, or $0.32 per common share (based on 23,456,049 weighted average common shares outstanding at March 31, 2016). For the three months ended March 31, 2015, net decrease in net assets resulting from operations totaled $3.0 million, or $0.13 per common share (based on 22,324,078 weighted average common shares outstanding at March 31, 2015).

The increase in net decrease in net assets resulting from operations was primarily due to increase in net change in unrealized depreciation from investments as outlined above.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $12.0 million for the three months ended March 31, 2016, primarily in connection with the proceeds from sales of investments. Our financing activities used cash of $12.2 million primarily from repayments of the Credit Facility.

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

In addition, we intend to distribute between 90% and 100% of our taxable income and gains to our stockholders in order to satisfy the requirements applicable to RICs under Subchapter M of the Code. Consequently, we may not have the funds or the ability to fund new investments, to make additional investments in our portfolio companies, to fund our unfunded commitments to portfolio companies or to repay borrowings. In addition, the illiquidity of our portfolio investments may make it difficult for us to sell these investments when desired and, if we are required to sell these investments, we may realize significantly less than their recorded value.

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of March 31, 2016, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the three months ended March 31, 2016 and at March 31, 2016, our asset coverage ratio was 280%.

As of March 31, 2016, we had cash and cash equivalents of $6.4 million.

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and from time to time, requires that our sponsors have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsors have an aggregate a financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of the effective date of this quarterly report on Form 10-Q.

Contractual Obligations

The following table reflects contractual obligations arising from the Credit Facility for quarter ended March 31, 2016:

	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
Credit Facility	$116.5	—	—	$116.5	—

Total debt	$116.5	—	—	$116.5	—

Commitment and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2016 and December 31, 2015, we had no outstanding commitments to fund investments.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of March 31, 2016, we had no off-balance sheet arrangements.

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

To continue to qualify for RIC tax treatment, we must, among other things, distribute, with respect to each taxable year, at least 90% of our investment company net taxable income (i.e., our net ordinary income and our realized net short-term capital gains in excess of realized net long-term capital losses, if any). If we continue to qualify as a RIC, we will also be subject to a federal excise tax unless we satisfy certain minimum distribution requirements on a calendar year basis.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Credit Facility

The Credit Facility has a maturity date of October 31, 2019. The Credit Facility initially provided for borrowings in an aggregate amount of $75 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300 million, subject to certain conditions. In January 2015, the total commitments under the Credit Facility increased to $125 million. On April 2, 2015, the Company further increased its Credit Facility amount to $200 million. Borrowings under the Credit Facility bear interest at a per annum rate of LIBOR plus 2.75%. We intend to use the borrowings available under the Credit Facility to fund new and follow-on investments. As of March 31, 2016 and December 31, 2015, we had $116.5 million and $125.0 million outstanding under the Credit Facility, respectively.

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

•	once preliminary valuations have been reviewed and vetted, they will be submitted to the Valuation Committee for discussion and final documentation;

•	the Valuation Committee will review these valuations, and, if applicable, will respond and supplement the preliminary valuation to reflect any of their comments; and

•	the Adviser will present the Valuation Committee’s recommendations to the Board of Directors for its review and approval.

Investments measured and reported at fair value will be classified and disclosed in one of the following categories:

•	Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

•	Level 2—Valuations based on inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable at the measurement date. This category includes quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in non-active markets including actionable bids from third parties for privately held assets or liabilities, and observable inputs other than quoted prices such as yield curves and forward currency rates that are entered directly into valuation models to determine the value of derivatives or other assets or liabilities.

•	Level 3—Valuations based on significant inputs that are unobservable and where there is little, if any, market activity at the measurement date. The inputs for the determination of fair value may require significant management judgment or estimation and is based upon Management’s assessment of the assumptions that market participants would use in pricing the assets or liabilities. These investments include debt and equity investments in private companies or assets valued using the market or income approach and may involve pricing models whose inputs require significant judgment or estimation because of the absence of any meaningful current market data for identical or similar investments. The inputs in these valuations may include, but are not limited to, capitalization and discount rates, beta and EBITDA multiples. The information may also include pricing information or broker quotes which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimer would result in classification as Level 3 information, assuming no additional corroborating evidence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 93.1% (face value) of the loans in our portfolio bore interest at floating rates. All of the floating rate loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of March 31, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our annual net income by less than $250,000 due to current floors in place. A hypothetical decrease in LIBOR would not reduce our net income, again, due to the aforementioned floors in place but could increase our net income as borrowings under our credit facility are not subject to a LIBOR floor. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the year ended December 31, 2015 and the three months ended March  31, 2016, we did not engage in hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There has been no other material change in the information provided under the heading “Risk Factors” in our annual report on Form 10-K dated March 1, 2016. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we issued 6,464 shares of our common stock under our dividend reinvestment plan pursuant an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued under the dividend reinvestment plan during the three months ended March 31, 2016 was approximately $57,800.

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
Dated: May 12, 2016
By: /s/ John G. Popp
Name: John G. Popp
Title: Chief Executive Officer

By: /s/ Rocco DelGuercio
Name: Rocco DelGuercio
Title: Chief Financial Officer