Form 10-Q
period 2016-06-30
Credit Suisse Park View BDC, Inc.
filed 2016-08-11
CIK 1619239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the issuer’s Common Stock, $0.01 par value, outstanding as of August 10, 2016 was 23,468,463.

CREDIT SUISSE PARK VIEW BDC, INC.

Item 1. Financial Statements

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES

	June 30, 2016 (Unaudited)	December 31, 2015
Assets
Investments at fair value:
Non-controlled, non-affiliated investments (amortized cost of $283,992,825 and $332,480,856, respectively)	$279,517,539	$322,112,255
Controlled, affiliated investments (amortized cost of $17,388,460 and $15,626,459, respectively)	15,165,800	15,626,459

Total investments at fair value (amortized cost of $301,381,285 and $348,107,315, respectively)	294,683,339	337,738,714
Cash	6,981,141	6,578,741
Receivable for investments sold	187,119	155,023
Interest receivable	2,544,766	2,044,017
Deferred offering costs	—	375,000
Prepaid expenses and other assets	373,996	321,608

Total assets	$304,770,361	$347,213,103

Liabilities
Revolving credit facility (Note 10)	$97,000,000	$125,000,000
Deferred financing costs (net of accumulated amortization of $661,904 and $425,564, respectively) (Note 10)	(1,575,596)	(1,811,936)

Revolving credit facility, net	95,424,404	123,188,064
Management fee payable to affiliate (Note 5)	1,159,267	904,497
Incentive fee payable to affiliate (Note 5)	1,257,093	1,133,783
Interest payable (Note 10)	155,278	216,349
Directors fees payable	28,756	—
Accrued expenses and other liabilities	506,327	796,600

Total liabilities	$98,531,125	$126,239,293

Commitments and Contingencies (Note 14)

Net Assets
Common stock, par value $0.01 per share (23,468,463 and 23,453,847 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	$234,685	$234,538
Paid-in capital in excess of par value	242,401,890	242,272,590
Accumulated net realized gain (loss)	(27,617,715)	(8,603,104)
Undistributed (overdistributed) net investment income	(2,081,678)	(2,561,613)
Net unrealized depreciation on investments	(6,697,946)	(10,368,601)

Total net assets	$206,239,236	$220,973,810

Net asset value per share	$8.79	$9.42

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Non-controlled, non-affiliated investments:
Interest income	$7,821,116	$8,047,212	$15,885,795	$14,747,106
Other income	1,045,440	45,970	1,056,656	68,445
Controlled, affiliated investments:
Interest income	150,437	—	275,815	—

Total investment income	9,016,993	8,093,182	17,218,266	14,815,551

Expenses:
Management fees (Note 5)	1,352,918	1,236,785	2,806,216	2,401,166
Incentive fees (Note 5)	1,232,427	1,098,551	2,067,662	1,807,907
Interest and credit facility fees (Note 10)	1,096,630	689,610	2,332,955	1,272,997
Professional fees	308,333	235,400	638,333	426,500
Offering costs	—	375,000	375,000	375,000
Directors fees	19,500	16,500	39,000	36,250
Other expenses	300,943	244,593	552,677	490,577

Total expenses	4,310,751	3,896,439	8,811,843	6,810,397
Less management fee waived (Note 5)	(193,274)	(176,684)	(400,888)	(343,024)

Net expenses	4,117,477	3,719,755	8,410,955	6,467,373

Net investment income	4,899,516	4,373,427	8,807,311	8,348,178

Net realized and unrealized gains (losses) on investment transactions:
Net realized gain (loss) from investments	(19,066,097)	(7,099,169)	(19,016,097)	(7,099,169)
Net realized gain (loss) from foreign currency transactions	347	—	1,486	—
Net change in unrealized appreciation (depreciation) from:
Non-controlled, non-affiliated investments	17,403,382	7,270,921	5,893,315	309,682
Controlled, affiliated investments	(2,222,660)	—	(2,222,660)	—

Net realized/unrealized gains (losses)	(3,885,028)	171,752	(15,343,956)	(6,789,487)

Net increase (decrease) in net assets resulting from operations	$1,014,488	$4,545,179	$(6,536,645)	$1,558,691

Per share information (basic and diluted):
Earnings per share (basic and diluted):	$0.04	$0.20	$(0.28)	$0.07
Net investment income per share (basic and diluted):	$0.21	$0.19	$0.38	$0.37
Weighted average shares outstanding:	23,462,998	23,237,559	23,459,524	22,783,342
Dividends declared per share	$0.195	$0.195	$0.355	$0.195

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Increase (decrease) in net assets resulting from operations:
Net investment income	$8,807,311	$8,348,178
Net realized loss on investments	(19,014,611)	(7,099,169)
Net change in unrealized appreciation (depreciation) on investments	3,670,655	309,682

Net increase (decrease) in net assets resulting from operations	(6,536,645)	1,558,691

Dividends to shareholders from:
Net investment income	(8,327,376)	(4,536,432)

Total dividends to shareholders	(8,327,376)	(4,536,432)

Capital transactions:
Issuance of common shares (0 and 1,153,636 shares, respectively)	—	11,679,000
Issuance of common shares pursuant to dividend reinvestment plan (14,616 and 7,187 shares, respectively)	129,447	72,516

Net increase in net assets resulting from capital transactions	129,447	11,751,516

Total increase (decrease) in net assets	(14,734,574)	8,773,775
Net assets at beginning of period	220,973,810	226,142,353

Net assets at end of period (including undistributed (overdistributed) net investment income of $(2,081,678) and $10,310,530, respectively)	$206,239,236	$234,916,128

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(6,536,645)	$1,558,691

Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments, net	(18,194,474)	(99,145,725)
Paid-in-kind interest income	(380,330)	(721,713)
Proceeds from sales of investments, net	46,896,055	31,354,605
Net realized (gain) loss on investments	19,014,799	7,099,169
Net change in unrealized (appreciation) depreciation on investments	(3,670,655)	(309,682)
Amortization of premium/accretion of discount on investments, net	(610,020)	(629,448)
Amortization of deferred financing costs	236,340	164,224

(Increase) decrease in operating assets:
Receivable for investments sold	(32,096)	(1,757,549)
Interest receivable	(500,749)	356,438
Due from Adviser	—	315,725
Prepaid expenses and other assets	(52,388)	56,852
Deferred offering costs	375,000	(1,125,000)

Increase (decrease) in outstanding liabilities:
Management fees payable to affiliate	254,770	70,322
Incentive fees payable to affiliate	123,310	(247,128)
Interest payable	(61,071)	163,210
Directors fees payable	28,756	30,250
Payable for organization and offering expenses	—	(567,904)
Accrued expenses and other liabilities	(290,273)	228,288

Net cash provided by (used in) operating activities	36,600,329	(63,106,375)

Cash flows from financing activities
Issuance of common stock	—	11,635,000
Borrowings on revolving credit facility	25,500,000	112,000,000
Repayments of credit facility	(53,500,000)	(35,000,000)
Financing costs	—	(1,187,500)
Dividend paid	(8,197,929)	(4,463,916)

Net cash provided by (used in) financing activities	(36,197,929)	82,983,584

Net increase (decrease) in cash	402,400	19,877,209

Cash and cash denominated in foreign currency at beginning of period	6,578,741	7,241,675

Cash and cash denominated in foreign currency at end of period	$6,981,141	$27,118,884

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,796,527	$600,302

Non-Cash financing activities:
Issuance of common shares	$—	$44,000
Issuance of common shares in connection with dividend reinvestment plan	$129,447	$72,516

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (UNAUDITED)

JUNE 30, 2016

Company(*)(#)(x)	Industry	Interest Rate(1)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount(2)	Amortized Cost(3)	Fair Value

Senior Secured Loans - 136.06%

First Lien/Senior Secured Loans - 70.71%

Adams Publishing Group, LLC	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	11/9/2015	11/3/2020	$4,266,818	$4,180,789	$4,170,243

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	6/11/2015	6/11/2020	9,409,000	9,291,202	9,267,865

CF Entertainment Inc.	Media: Diversified & Production	L+ 11.00% (12.00%) (1.00% floor)	9/5/2014	6/26/2020	17,181,250	17,062,334	17,009,438

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	L + 8.75% (9.75%) (1.00% floor)	11/4/2014	10/31/2019	10,462,120	10,309,056	10,331,344

Entrans International, LLC	Transportation: Cargo	L + 7.50% (8.50%) (1.00% floor)	6/22/2015	6/4/2020	13,593,750	13,474,447	12,227,734

Homeland HealthCare, LLC(4)	Healthcare & Pharmaceuticals	L + 7.00% (8.00%) (1.00% floor)	12/31/2015	1/5/2018	7,962,000	7,962,000	7,165,800

Infinity Sales Group, LLC	Services: Business	L + 10.50% (11.50%) (1.00% floor)	9/5/2014	11/21/2018	8,993,740	8,695,614	8,355,764

KPC Health Care, Inc.	Healthcare & Pharmaceuticals	L + 9.25% (10.25%) (1.00% floor)	8/28/2015	8/28/2020	9,916,340	9,613,923	9,585,100

Labvantage Solutions Inc.	High Tech Industries	L + 8.00% (9.00%) (1.00% floor)	12/29/2015	12/29/2020	4,937,500	4,848,625	4,838,750

Labvantage Solutions Ltd. (EUR)(5)	High Tech Industries	E + 8.00% (9.00%) (1.00% floor)	12/29/2015	12/29/2020	€4,523,218	4,878,370	4,893,318

Lift Brands, Inc.	Services: Consumer	L + 7.50% (8.50%) (1.00% floor)	5/19/2015	12/23/2019	9,677,419	9,639,445	9,483,871

Pacific Coast Holding Investment LLC	Healthcare & Pharmaceuticals	L + 9.70% (11.70%) (2.00% floor)	3/4/2016	2/14/2017	5,250,000	5,195,959	5,171,250

Petroflow Energy Corporation(6)	Energy: Oil & Gas	L + 8.00% (9.00%) (1.00% floor)	6/29/2016	6/29/2019	4,800,000	4,474,498	4,474,285

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	12.00% and (4.00% PIK) (16.00%)	9/5/2014	7/17/2019	6,784,810	6,696,427	6,649,114

Spinal USA, Inc.	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	1/22/2015	1/21/2020	12,312,500	12,191,868	12,068,743

Spinal USA, Inc. (Tack-on)	Healthcare & Pharmaceuticals	10.50% PIK	5/19/2016	7/21/2020	124,950	124,950	123,700

Worley Claims Services, LLC	Services: Business	L + 8.00% (9.00%) (1.00% floor)	10/31/2014	10/31/2020	20,217,761	20,037,678	20,015,583

Total First Lien/Senior Secured Loans						$148,677,185	$145,831,902

First Lien/Last-Out Unitranche - 45.19%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC(7)	Aerospace & Defense	L + 8.50% (9.50%) (1.00% floor)	9/5/2014	7/17/2019	$22,824,752	$22,543,507	$22,448,026

AMPORTS, Inc.(7)	Automotive	L + 5.00% (6.00%) (1.00% floor)	9/5/2014	5/19/2020	19,100,000	19,100,000	18,718,000

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

JUNE 30, 2016

Company(*)(#)(x)	Industry	Interest Rate(1)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount(2)	Amortized Cost(3)	Fair Value

Senior Secured Loans - (continued) 136.06%

First Lien/Last-Out Unitranche - (continued) 45.19%

Forbes Media LLC(7)	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	9/12/2014	9/12/2019	$15,000,000	$14,820,964	$14,773,978

Ipsen International GmbH(5)(7)	Capital Equipment	L + 8.00% (9.00%) (1.00% floor)	2/23/2015	9/30/2019	1,489,947	1,478,853	1,475,048

Ipsen, Inc.(7)	Capital Equipment	L+ 7.00% (8.00%) (1.00% floor)	2/23/2015	9/30/2019	8,095,238	8,035,241	8,014,286

ITC Service Group ACQ LLC(7)	High Tech Industries	L + 9.50% (10.00%) (0.50% floor)	5/24/2016	5/23/2021	11,250,000	10,940,858	10,940,625

NWN Acquisition Holding Co LLC(7)	High Tech Industries	L + 9.00% (10.00%) (1.00% floor)	10/16/2015	10/16/2020	17,171,875	16,867,272	16,828,437

Total First Lien/Last-Out Unitranche						$93,786,695	$93,198,400

Second Lien/Senior Secured Loans - 20.16%

Conisus, LLC	Services: Business	L + 8.75% (9.75%) (1.00% floor)	6/23/2015	6/23/2021	$11,750,000	$11,750,000	$11,515,000

Encapsys, LLC	Chemicals, Plastics & Rubber	L + 10.00% (11.00%) (1.00% floor)	8/3/2015	3/3/2021	11,165,000	11,018,591	10,997,525

Mississippi Sand, LLC	Metals & Mining	L + 10.00% (11.00%) (1.00% floor)	11/21/2014	11/21/2019	12,750,000	12,529,020	11,475,000

TexOak Petro Holdings LLC(8)(16)	Energy: Oil & Gas	8.00% PIK	6/29/2016	12/29/2019	6,500,522	1,625,130	1,625,130

TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	L + 8.25% (9.25%) (1.00% floor)	6/18/2015	5/29/2022	6,000,000	5,935,596	5,977,500

Total Second Lien/Senior Secured Loans						$42,858,337	$41,590,155

Total Senior Secured Loans						$285,322,217	$280,620,457

Partnership Interest - 6.82%

Encapsys, LLC (Class A Units)(9)(10)	Chemicals, Plastics & Rubber	Partnership Interest			10,000	$1,000,000	$1,000,000

Homeland HealthCare, LLC(4)(10)(11)	Healthcare & Pharmaceuticals	Partnership Interest			750	9,426,460	8,000,000

Mooregate ITC Acquisition, LLC(10)(12)	High Tech Industries	Partnership Interest			500	500,000	500,000

NS NWN Acquisition, LLC(10)(13)	High Tech Industries	Partnership Interest			346	348,803	348,803

NSG Co-Invest (Bermuda) LP(5)(10)(14)	Consumer Goods: Non-Durable	Partnership Interest			1,575	1,093,483	1,000,010

Speed Commerce Investment Part LLC Units(10)(15)	High Tech Industries	Partnership Interest			629	3,376,253	2,900,000

Texoak Petro Holdings LLC Common Stock Unit(8)(10)	Energy: Oil & Gas	Partnership Interest			60,000	314,069	314,069

Total Partnership Interest						$16,059,068	$14,062,882

Total Investments						$301,381,285	$294,683,339

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

CONSOLIDATED SCHEDULE OF INVESTMENTS (CONTINUED) (UNAUDITED)

JUNE 30, 2016

•	Each of our investments or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Capital One, N.A Branch (see Note 10).
(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(x)	The Company invests in illiquid securities, including debt and equity investments, of middle-market companies, unless otherwise noted.
(1)	Current interest rate in effect as of June 30, 2016.
(2)	Denominated in U.S. dollar unless otherwise noted.
(3)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of June 30, 2016, approximates their amortized cost.
(4)	Under the 1940 Act, the portfolio company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Transactions during the 6 months ended June 30, 2016 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company is as follows:

Company	Type of Asset	Amount of Interest and Other Income	Beginning Fair Value December 31, 2015	Gross Additions	Gross Reductions	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Fair Value June 30, 2016
Homeland HealthCare, LLC	First Lien/Senior Secured Loan	$275,875	$6,200,000	$1,762,000	—	—	$(796,200)	$7,165,800

Homeland HealthCare, LLC	Partnership Interest	—	$9,426,459	—	—	—	$(1,426,459)	$8,000,000

Total Control Investments		$275,875	$15,626,459	$1,762,000	—	—	$(2,222,659)	$15,165,800

(5)	This portfolio company is a non-U.S. issuer and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(6)	Petroflow Energy Corporation’s margins above 3.00% can be paid-in-kind at the option of the borrower.
(7)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(8)	These investments are stapled together for trading purposes, which may impact the Company’s ability to dispose of them.
(9)	Encapsys, LLC is held through Clocktower Rise, LLC, a wholly-owned taxable subsidiary.
(10)	Non-income producing security.
(11)	Homeland HealthCare, LLC is held through Clocktower Home, LLC, a wholly-owned taxable subsidiary.
(12)	Mooregate ITC Acquisition, LLC is held through Clocktower ITC, LLC, a wholly-owned taxable subsidiary.
(13)	NS NWN Acquisition, LLC is held through Clocktower NWN, LLC.
(14)	NSG Co-Invest (Bermuda) LP is held through Clocktower North, LLC.
(15)	Speed Commerce Investment Part LLC Units is held through Clocktower Speed, LLC.
(16)	This investment was on non-accrual status as of June 30, 2016.

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

PIK - Payment In-Kind interest

See accompanying notes to consolidated financial statements (unaudited)

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS

DECEMBER 31, 2015

Company*(#)	Industry	Interest Rate(2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount(3)	Amortized Cost(4)	Fair Value

Senior Secured Loans - 147.40%

First Lien/Senior Secured Loans - 79.78%

Adams Publishing Group, LLC	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	11/9/2015	11/3/2020	$4,875,000	$4,780,153	$4,777,500

American Clinical Solutions LLC	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	6/11/2015	6/11/2020	9,750,000	9,616,403	9,603,750

CF Entertainment Inc.	Media: Diversified & Production	L+ 11.00% (12.00)% (1.00% floor)	9/5/2014	6/26/2020	17,268,750	17,132,209	17,096,063

Dodge Data & Analytics, LLC / Skyline Data News and Analytics, LLC	Construction & Building	L + 8.75% (9.75%) (1.00% floor)	11/4/2014	10/31/2019	10,612,120	10,438,861	10,479,469

Entrans International, LLC	Transportation: Cargo	L + 7.50% (8.50%) (1.00% floor)	6/22/2015	6/4/2020	14,812,500	14,677,184	13,923,750

Gaming & Entertainment Management - Illinois LLC	Hotel, Gaming & Leisure	L + 9.00% (10.00%) (1.00% floor)	5/22/2015	11/22/2020	16,003,448	15,962,491	16,003,448

Homeland HealthCare, LLC(1)	Healthcare & Pharmaceuticals	L + 7.00% (8.00%) (1.00% floor)	12/31/2015	1/5/2018	6,200,000	6,200,000	6,200,000

Infinity Sales Group, LLC	Services: Business	L + 10.50% (11.50%) (1.00% floor)	9/5/2014	11/21/2018	8,993,740	8,656,490	8,544,053

KPC Health Care, Inc.	Healthcare & Pharmaceuticals	ABR(12) + 8.25% (11.75%)	8/28/2015	8/28/2020	10,723,259	10,494,895	10,481,985

Labvantage Solutions Inc.	High Tech Industries	L + 9.50% (10.50%) (1.00% floor)	12/29/2015	12/29/2020	5,000,000	4,900,107	4,900,000

Labvantage Solutions Ltd.(13) (EUR)	High Tech Industries	L + 9.50% (10.50%) (1.00% floor)	12/29/2015	12/29/2020	€4,580,474	4,930,006	4,874,231

Land Holdings I, LLC	Hotel, Gaming & Leisure	12.00%	6/17/2015	6/26/2019	10,000,000	10,000,000	10,000,000

Lift Brands, Inc.	Services: Consumer	L + 7.50% (8.50%) (1.00% floor)	5/19/2015	12/23/2019	9,806,452	9,763,361	9,757,419

Petroflow Energy Corporation and TexOak Energy - Project 1C, LLC(5)	Energy: Oil & Gas	L + 8.00% (12.00%) (1.00% floor and 3.00% PIK)	9/5/2014	7/31/2017	15,684,886	15,364,043	10,383,597

Sequoia Healthcare Management, LLC	Healthcare & Pharmaceuticals	12.00% and (4.00% PIK) (16.00%)	9/5/2014	7/17/2019	6,915,076	6,811,709	6,776,775

Spinal USA, Inc.	Healthcare & Pharmaceuticals	L + 9.50% (10.50%) (1.00% floor)	1/22/2015	1/21/2020	12,375,000	12,375,000	12,375,000

Worley Claims Services, LLC	Services: Business	L + 8.00% (9.00%) (1.00% floor)	10/31/2014	10/31/2020	20,320,087	20,123,253	20,116,886

Total First Lien/Senior Secured Loans						$182,226,165	$176,293,926

See accompanying notes to consolidated financial statements (unaudited).

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

DECEMBER 31, 2015

Company*(#)	Industry	Interest Rate(2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount(3)	Amortized Cost(4)	Fair Value

Senior Secured Loans - (continued) 147.40%

First Lien/Last-Out Unitranche - 49.13%

AbelConn, LLC / CBT Technology, LLC / SIE Computing Solutions, LLC(6)	Aerospace & Defense	L + 8.50% (9.50%) (1.00% floor)	9/5/2014	7/17/2019	$23,681,313	$23,352,987	$23,286,168

AMPORTS, Inc.(6)	Automotive	L + 5.00% (6.00%) (1.00% floor)	9/5/2014	5/19/2020	19,100,000	19,100,000	19,100,000

Evanta Ventures, Inc./ Sports Leadership Institute, Inc.(6)	Services: Business	L + 5.90% (6.90%) (1.00% floor)	12/23/2014	12/23/2019	15,200,000	15,012,086	14,972,000

Forbes Media LLC(6)	Media: Advertising, Printing & Publishing	L + 6.75% (7.75%) (1.00% floor)	9/12/2014	9/12/2019	15,000,000	14,795,661	14,762,282

Ipsen International GmbH(6)(13)	Capital Equipment	L + 8.00% (9.00%) (1.00% floor)	2/23/2015	9/30/2019	1,752,381	1,737,650	1,734,857

Ipsen, Inc.(6)	Capital Equipment	L+ 7.00% (8.00%) (1.00% floor)	2/23/2015	9/30/2019	8,095,238	8,027,357	8,014,286

NWN Acquisition Holding Co LLC(6)	High Tech Industries	L + 9.00% (10.00%) (1.00% floor)	10/16/2015	10/16/2020	17,390,625	17,055,779	17,042,812

Speed Commerce Inc.(5)(6)(7)	High Tech Industries	16.5% PIK	11/21/2014	11/21/2019	12,546,438	12,451,534	8,782,507

Speed Commerce Inc. (Tack-on)(5)(6)(7)	High Tech Industries	16.5% PIK	10/6/2015	11/21/2019	958,571	958,571	862,714

Total First Lien/Last-Out Unitranche						$112,491,625	$108,557,626

Second Lien/Senior Secured Loans - 18.49%

Conisus, LLC	Services: Business	L + 10.25% (11.25%) (1.00% floor)	6/23/2015	6/23/2021	$11,750,000	$11,750,000	$11,750,000

Encapsys, LLC	Chemicals, Plastics & Rubber	L + 10.00% (11.00%) (1.00% floor)	8/3/2015	3/3/2021	11,165,000	11,007,252	10,997,525

Mississippi Sand, LLC	Metals & Mining	L + 10.00% (11.00%) (1.00% floor)	11/21/2014	11/21/2019	13,125,000	12,871,878	12,206,250

TouchTunes Interactive Networks, Inc	Hotel, Gaming & Leisure	L + 8.25% (9.25%) (1.00% floor)	6/18/2015	5/29/2022	6,000,000	5,931,753	5,910,000

Total Second Lien/Senior Secured Loans						$41,560,883	$40,863,775

Total Senior Secured Loans						$336,278,673	$325,715,327

Partnership Interest - 5.44%

Encapsys, LLC (Class A Units)(8)(10)	Chemicals, Plastics & Rubber	Partnership Interest			10,000	$1,000,000	$1,000,000

Homeland HealthCare, LLC(1)(8)(9)	Healthcare & Pharmaceuticals	Partnership Interest			750	9,426,459	9,426,459

See accompanying notes to consolidated financial statements (unaudited).

CREDIT SUISSE PARK VIEW BDC, INC.

SCHEDULE OF INVESTMENTS (CONTINUED)

DECEMBER 31, 2015

Company*(#)	Industry	Interest Rate(2)	Acquisition Date	Maturity	Par/Unit/ Partnership Interest Amount(3)	Amortized Cost(4)	Fair Value

Partnership Interest - (continued) 5.44%

NSG Co-Invest (Bermuda) LP(8)(11)(13)	Consumer Goods: Non-Durable	Partnership Interest			1,521	$1,053,380	$1,248,125

NS NWN Acquisition, LLC	High Tech Industries	Partnership Interest			346	348,803	348,803

Total Partnership Interest						$11,828,642	$12,023,387

Total Investments						$348,107,315	$337,738,714

*	Each of our investments or portion thereof is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Capital One, N.A. Branch (see Note 10).
(#)	We generally acquire our investments in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). Our investments are, therefore, generally subject to certain limitations on resale and may be deemed to be “restricted securities” under the Securities Act.
(1)	Under the 1940 Act, the portfolio company is deemed to be both an “Affiliated Person” of and “Control,” as such terms are defined in the 1940 Act, this portfolio company, as the Company owns more than 25% of the portfolio company’s outstanding voting securities or has the power to exercise control over management or policies of such portfolio company. Transactions during the 12 months ended December 31, 2015 in which the Company was an Affiliated Person of and was deemed to Control a portfolio company is as follows:

Company	Type of Asset	Amount of Interest and Other Income	Beginning Fair Value December 31, 2014	Gross Additions(a)	Gross Reductions(b)	Realized Gain/ (Loss)	Change in Unrealized Gain/ (Loss)	Fair Value December 31, 2015
Homeland HealthCare, LLC	First Lien/Senior Secured Loan	—	$9,454,080	$6,200,000	$9,454,080	$—	$—	$6,200,000
Homeland HealthCare, LLC	Partnership Interest	—	—	9,426,459	—	—	—	$9,426,459

Total Control Investments		$—	$9,454,080	$15,626,459	$9,454,080	$—	$—	$15,626,459

(a)	Gross additions include increases in the cost basis of investments resulting from the December 30, 2015 restructuring of the portfolio company and the addition of partnership interest in the portfolio company.
(b)	Gross reductions include decreases in the cost basis of investments resulting from the December 30, 2015 restructuring of the portfolio company.

(2)	Current interest rate in effect as of December 31, 2015.
(3)	Denominated in U.S. dollar unless otherwise noted.
(4)	The amortized cost represents the original cost adjusted for the accretion of discounts and amortization of premiums, as applicable, on debt investments using the effective interest method. The tax cost of the Company’s investments as of December 31, 2015, approximates their amortized cost.
(5)	The investment was on non-accrual status as of December 31, 2015.
(6)	In addition to the interest earned based on the stated interest rate of this loan, which is the amount reflected in this schedule, the Company may be entitled to receive additional amounts as a result of an arrangement between the Company and other lenders in any syndication.
(7)	The senior secured loan for Speed Commerce Inc. was amended on May 11, 2015 to include among other terms, the ability for the borrower to elect to pay interest in kind (PIK) at an annual rate of 16.5% through December 31, 2015.
(8)	Non-income producing security.
(9)	Homeland HealthCare, LLC is held through Clocktower Home, LLC, a wholly-owned taxable subsidiary.
(10)	Encapsys, LLC is held through Clocktower Rise, LLC, a wholly-owned taxable subsidiary.
(11)	NSG Co-Invest (Bermuda) LP is held through Clocktower North, LLC.
(12)	ABR- Alternate Base Rate (3.5%)
(13)	This portfolio company is a non-U.S. corporation and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Company may not acquire any non-qualifying asset unless, at the time of such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.

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

PIK - Payment In-Kind

See accompanying notes to consolidated financial statements (unaudited).

CREDIT SUISSE PARK VIEW BDC, INC.

Notes to Consolidated Financial Statements

June 30, 2016 (Unaudited)

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

The Company formed a series of Delaware limited liability companies as wholly-owned subsidiaries to hold certain of its investments. The financial statements of these entities are consolidated into the financial statements of the Company. All significant intercompany balances and transactions have been eliminated through consolidation.

Credit Suisse Asset Management, LLC (“CSAM” or the “Adviser”), an indirect, wholly-owned subsidiary of Credit Suisse, is the investment adviser of the Company pursuant to an investment advisory agreement (the “Advisory Agreement”). CSAM is a registered investment adviser under the Investment Advisers Act of 1940, as amended.

As a BDC, the Company is required to comply with certain regulatory requirements. For instance, as a BDC, the Company must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of total assets are qualifying assets. Qualifying assets include investments in “eligible portfolio companies” as defined under the 1940 Act. Under the 1940 Act, the term “eligible portfolio company” includes all domestic operating companies that are (i) private operating companies, and (ii) operating companies whose securities are not listed on a national securities exchange, and certain public operating companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million.

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

The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on quarterly reports on Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with U.S. GAAP are not required for interim reporting and are omitted. In the opinion of management, the unaudited interim financial results included herein contain all adjustments and reclassifications that are necessary for the fair presentation of financial statements for the periods included herein. These financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2016.

Consolidation

In accordance with Regulation S-X Article 6.03 and ASC Topic 810 – Consolidation, the Company generally will not consolidate its interest in any operating company other than in investment company subsidiaries, certain financing subsidiaries, and controlled operating companies substantially all of whose business consists of providing services to the Company.

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

Investments

The Company carries its investments at fair value. Fair value is generally based on quoted market prices provided by independent pricing services, broker or dealer quotations, or alternative price sources. In the absence of quoted market prices, broker or dealer quotations, or alternative price sources, investments are measured at fair value by the Adviser and reviewed and approved in good faith by the Board of Directors.

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

Cash advances received in respect of transaction-related expenses are recorded as cash and cash equivalents with an offset to other liabilities or payables to affiliates. Such other liabilities or payables to affiliates are relieved as reimbursable expenses are incurred.

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

Three of the Company’s wholly-owned subsidiaries, Clocktower Home, LLC, Clocktower ITC, LLC, and Clocktower Rise, LLC, have elected to be taxable entities (the “Taxable Subsidiaries”) for U.S. federal income tax purposes and, as such, may generate an income tax liability.

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

3.	Investments

Investments consisted of the following:

	June 30, 2016 (Unaudited)
Investment Type	Cost	Fair Value
First Lien/Senior Secured Loans	$148,677,185	$145,831,902
First Lien/Last-Out Unitranche	93,786,695	93,198,400
Second Lien/Senior Secured Loans	42,858,337	41,590,155
Partnership Interest	16,059,068	14,062,882
Total Investments	$301,381,285	$294,683,339

	December 31, 2015
Investment Type	Cost	Fair Value
First Lien/Senior Secured Loans	$182,226,165	$176,293,926
First Lien/Last-Out Unitranche	112,491,625	108,557,626
Second Lien/Senior Secured Loans	41,560,883	40,863,775
Partnership Interest	11,828,642	12,023,387
Total Investments	$348,107,315	$337,738,714

The industry composition of the portfolio at fair value was as follows:

Industry	June 30, 2016 (Unaudited)
Aerospace & Defense	7.62%
Automotive	6.35
Capital Equipment	3.22
Chemicals, Plastics & Rubber	4.07
Construction & Building	3.51
Consumer Goods: Non-Durable	0.34
Energy: Oil & Gas	2.18
Healthcare & Pharmaceuticals	19.69
High Tech Industries	14.00
Hotel, Gaming & Leisure	2.03
Media: Advertising, Printing & Publishing	6.43
Media: Diversified & Production	5.77
Metals & Mining	3.89
Services: Business	13.53
Services: Consumer	3.22
Transportation: Cargo	4.15
Total	100.00%

Industry	December 31, 2015
Aerospace & Defense	6.90%
Automotive	5.66
Capital Equipment	2.89
Chemicals, Plastics & Rubber	3.55
Construction & Building	3.10
Consumer Goods: Non-Durable	0.37
Energy: Oil & Gas	3.07
Healthcare & Pharmaceuticals	16.24
High Tech Industries	10.90
Hotel, Gaming & Leisure	9.45
Media: Advertising, Printing & Publishing	5.79
Media: Diversified & Production	5.06
Metals & Mining	3.61
Services: Business	16.40
Services: Consumer	2.89
Transportation: Cargo	4.12
Total	100.00%

4.	Fair Value Measurements

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

The following table presents the fair value measurements of the Company’s total investments, by major class according to the fair value hierarchy, as of June 30, 2016 and December 31, 2015:

Fair Value Hierarchy at June 30, 2016 (Unaudited)

Investment Type	Level 1	Level 2	Level 3	Total
First Lien/Senior Secured Loans	$—	$—	$145,831,902	$145,831,902
First Lien/Last-Out Unitranche	—	—	93,198,400	93,198,400
Second Lien/Senior Secured Loans	—	5,977,500	35,612,655	41,590,155
Partnership Interest	—	—	14,062,882	14,062,882
Total	$—	$5,977,500	$288,705,839	$294,683,339

Fair Value Hierarchy at December 31, 2015

Investment Type	Level 1	Level 2	Level 3	Total
First Lien/Senior Secured Loans	$—	$—	$176,293,926	$176,293,926
First Lien/Last-Out Unitranche	—	—	108,557,626	108,557,626
Second Lien/Senior Secured Loans	—	5,910,000	34,953,775	40,863,775
Partnership Interest	—	—	12,023,387	12,023,387
Total	$—	$5,910,000	$331,828,714	$337,738,714

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2016:

	For the Six Months Ended June 30, 2016 (Unaudited)
	First Lien/Senior Secured Loans	First Lien/ Last-Out Unitranche	Second Lien/Senior Secured Loans	Partnership Interest	Total
Balance as of December 31, 2015	$176,293,926	$108,557,626	$34,953,775	$ 12,023,387	$331,828,714
Purchase of investments, net(1)	6,719,372	10,935,000	1,625,130	4,230,425	23,509,927
Proceeds from sales of investments, net(1)	(31,939,778)	(19,896,730)	(375,000)	-	(52,211,508)
Interest-income paid-in-kind investments	380,330	-	-	-	380,330
Amortization of premium/accretion of discount on investments, net	283,975	285,598	36,604	-	606,177
Net realized gain/(loss) on investments	(8,992,879)	(10,028,797)	6,877	-	(19,014,799)
Net change in unrealized appreciation (depreciation) on investments	3,086,956	3,345,703	(634,731)	(2,190,930)	3,606,998
Balance as of June 30, 2016	$145,831,902	$93,198,400	$35,612,655	$14,062,882	$288,705,839
Net change in unrealized depreciation from level 3 investments still held as of June 30, 2016	$(1,852,533)	$(459,267)	$(634,731)	$ (2,190,930)	$(5,137,461)

(1)	Purchases may include securities received in corporate actions and PIK. Sales and Settlements may include securities delivered in corporate actions.

The following is a reconciliation of investments in which significant unobservable inputs (Level 3) were used in determining fair value for the six months ended June 30, 2015:

	For the Six Months Ended June 30, 2015 (Unaudited)
	Senior Secured Loans	Partnership Interest	Royalty Interest	Total
Balance as of December 31, 2014	$247,638,275	$998,300	$465,000	$249,101,575
Purchase of investments, net	93,163,144	55,080	-	93,218,224
Proceeds from investments, net	(31,354,605)	-	-	(31,354,605)
Interest-income paid-in-kind investments	721,713	-	-	721,713
Amortization of premium/accretion of discount on investments, net	628,918	-	-	628,918
Net realized gain/loss on investments	(7,099,169)	-	-	(7,099,169)
Net change in unrealized appreciation (depreciation) on investments	597,967	(3,379)	(349,375)	245,213
Balance as of June 30, 2015	$304,296,243	$1,050,001	$115,625	$305,461,869
Net change in unrealized depreciation from level 3 investments still held as of June 30, 2015	$(161,837)	$(3,379)	$(349,376)	$(514,592)

The Company typically determines the fair value of its performing debt investments utilizing a yield analysis. In a yield analysis, a price is ascribed for each investment based upon an assessment of current and expected market yields for similar investments and risk profiles. Additional consideration is given to current contractual interest rates, relative maturities and other key terms and risks associated with an investment. Among other factors, a significant determination of risk is the amount of leverage used by the portfolio company relative to the total enterprise value of the portfolio company, and the rights and remedies of our investment within each portfolio company.

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

For the six months ended June 30, 2016 and six months ended June 30, 2015, there were no transfers in or out of Level 1, Level 2, or Level 3. The Company recognizes transfers between levels at the beginning of the period.

The following table shows the composition of the Company’s portfolio by unobservable inputs used to value the Company’s Level 3 investments and liabilities at June 30, 2016 and December 31, 2015. The table presents the ranges of significant unobservable inputs used to value the Company’s Level 3 investments and liabilities. These ranges represent the significant unobservable inputs that were used in the valuation of each type of Level 3 investment. The ranges of these inputs are not representative of the appropriate inputs to use when calculating the fair value of any one Level 3 investment:

Level 3 Unobservable inputs at June 30, 2016 (Unaudited)

Investment Type	Fair Value at June 30, 2016	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

First Lien/Senior Secured Loans	$145,831,902	Income Approach	Market Yield	8.90% - 18.50% (12.27%)	Decrease
First Lien/Last-Out Unitranche	93,198,400	Income Approach	Market Yield	8.87% - 16.25% (11.41%)	Decrease
Second Lien/Senior Secured Loans	35,612,655	Income Approach	Market Yield	10.92% - 16.95% (13.36%)	Decrease
Partnership Interest	14,062,882	Market Approach	LTM EBITDA	N/A	N/A

Total	$288,705,839

Level 3 Unobservable inputs at December 31, 2015

Investment Type	Fair Value at December 31, 2015	Valuation Methodology	Unobservable Inputs	Range (Weighted Average)	Impact to Valuation from an increase to input

First Lien/Senior Secured Loans	$176,293,926	Income Approach	Market Yield	8.00% - 18.39% (12.05%)	Decrease
First Lien/Last-Out Unitranche	108,557,626	Income Approach	Market Yield	9.09% - 13.21% (10.90%)	Decrease
Second Lien/Senior Secured Loans	34,953,775	Income Approach	Market Yield	11.24% - 15.56% (13.25%)	Decrease
Partnership Interest	12,023,387	Market Approach	LTM EBITDA	N/A	N/A

Total	$331,828,714

Any increases or decreases in any of the above unobservable inputs in isolation, including unobservable inputs used in deriving bid-ask spreads, if applicable, could result in a significantly lower or higher fair value measurement for such investments.

Other Financial Instruments

Revolving Credit Facility: The fair value of the Company’s revolving credit facility, which is categorized as Level 3 within the ASC 820 fair value hierarchy as of June 30, 2016 and December 31, 2015, respectively, approximates its carrying value as the outstanding balance is callable at carrying value.

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

5.	Agreements and Related Party Transactions

Management Fee

On September 5, 2014, the Company entered into the Advisory Agreement with the Adviser, pursuant to which the Adviser manages the Company’s investment program and related activities. The Advisory Agreement was subsequently amended on December 2, 2014.

For the period from September 5, 2014 through December 31, 2015, the management fee is payable monthly in arrears at an annual rate of 1.75% of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchase with borrowed amounts) at the end of each of the two most recently completed calendar months. Effective January 1, 2016, the management fee is payable quarterly in arrears, at an annual rate of 1.75% of an amount equal to the average of the Company’s average gross assets (excluding cash and cash equivalents, but including assets purchased with borrowed amounts) at the end of each of the two most recently completed calendar quarters. However, until such time, if any, as the Company’s shares are listed on a national securities exchange (the “Listing”), the Adviser will waive its right to receive 0.25% of the Management Fee such that the annual rate at which the Management Fee is calculated is 1.50% of the Company’s average gross assets at the end of the two most recently completed calendar quarters. The Adviser will not have the right to recover any amounts waived. Such fee waiver will terminate if and when a Listing occurs. For the three and six months ended June 30, 2016, the Adviser earned $1,352,918 and $2,806,216 in Management Fees, respectively, net of $193,274 and $400,888, respectively, waived by the Adviser pursuant to the Advisory Agreement. For the three and six months ended June 30, 2015, the Adviser earned $1,236,785 and $2,401,166 in Management Fees, respectively, net of $176,684 and $343,024, respectively, waived by the Adviser pursuant to the Advisory Agreement. As of June 30, 2016 and December 31, 2015, respectively, $1,159,267 and $904,497, respectively, were payable to the Adviser.

Incentive Fees

The incentive fee (“Incentive Fee”) is calculated pursuant to the Advisory Agreement and consists of two parts, as follows:

Income-Based Component: The Company pays the Adviser an Incentive Fee quarterly in arrears by reference to the Company’s aggregate pre-incentive fee net investment income, as adjusted, from the immediately preceding calendar quarter. The aggregate pre-incentive fee net investment income at the immediately preceding calendar quarter (the “Ordinary Income”), expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, will be compared to a “performance threshold” of 1.75% per quarter (7% annualized). “Ordinary Income” means consolidated interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence and consulting fees but excluding fees for providing significant managerial assistance) accrued by us during the calendar quarter, minus our operating expenses for the quarter (including the Management Fee, any expenses whether incurred directly by us or incurred by the Adviser on our behalf, including expenses under any Placement Agent Agreement and any administration agreement with an administrator, and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the Incentive Fee (both on income and capital gains). Ordinary Income includes, in the case of investments with a deferred interest feature (such as market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero coupon securities), consolidated accrued income that we have not yet received in cash. Ordinary Income does not include any realized capital gains, realized capital losses or unrealized capital depreciation. Pre-incentive fee net investment income is net of all Company fees and expenses, including the Management Fee but excluding any Incentive Fee paid.

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

For the three and six months ended June 30, 2016, the Adviser earned $1,232,427 and $2,067,662, respectively, in Incentive Fees. For the three and six months ended June 30, 2015, the Adviser earned $1,098,551 and $1,807,907, respectively, in Incentive Fees. As of June 30, 2016 and December 31, 2015, the Company has accrued incentive fees in the amount of $1,257,093 and $1,133,783, respectively.

Capital Gains-Based Component: At the end of each calendar year (or upon termination of the Advisory Agreement, as applicable), the Company will pay the Adviser, in arrears, an Incentive Fee equal to 20% of the difference, if positive, of the sum of the Company’s aggregate realized capital gains, if any, computed net of the Company’s aggregate realized capital losses, if any, and the Company’s aggregate unrealized capital depreciation, if any, in each case from the beginning of the Annual Period (defined below) until the end of such Annual Period. Unrealized capital gains are excluded from this calculation. Each period beginning on January 1 of each calendar year and ending on December 31 of the calendar year or, in the case of the Company’s first and last year, the appropriate portion thereof is referred to as an “Annual Period”. The capital gains-based Incentive Fee commenced with the 2014 annual period. For financial statement purposes, the second part of the incentive fee is accrued based upon 20% of cumulative net realized gains and net unrealized capital appreciation. For the three and six months ended June 30, 2016 and June 30, 2015, no accrual was required.

Officers and Directors

Certain officers and a director of the Company are also officers and a director of Credit Suisse or its affiliates. These officers and director are paid no fees by the Company for serving as an officer or director of the Company.

For the three and six months ended June 30, 2016, the independent directors of the Company received $4,000 and $10,000, respectively, in compensation for services as an independent director of the Company. For the three and six months ended June 30, 2015, the independent directors of the Company received $4,000 and $6,000, respectively, in compensation for services as an independent director of the Company.

Administration and Custodian Agreement

The Company has entered into a co-administration agreement with the Adviser (the “Co-Administration Agreement”) and an administration agreement with State Street Bank and Trust Company (the “Administrator”) under which the Adviser and/or the Administrator provides various accounting and administrative services to the Company. Administrative services may include maintenance of the Company’s books and records, processing of investor transactions, calculation of the net asset value and payments of the Company’s fees and expenses. To the extent that the Administrator outsources any of its functions, the Administrator will pay any compensation associated with such functions. The Administrator also serves as the Company’s custodian. For the three and six months ended June 30, 2016, the Company incurred expenses for services provided by the Administrator of $132,201 and $266,622, respectively. For the three and six months ended June 30, 2015, the Company incurred expenses for services provided by the Administrator of $129,314 and $239,509, respectively. As of June 30, 2016 and December 31, 2015, $73,737 and $326,050 remained payable, respectively, and is included within accrued expenses and other liabilities on the statements of assets and liabilities.

Transfer Agent Fees

Effective with the Conversion, American Stock Transfer & Trust Company, LLC became the Company’s transfer agent, distribution paying agent and registrar.

Related Parties

As of June 30, 2016 and December 31, 2015, CSAC, an affiliate of Credit Suisse owned 94% and 94% of the Company, respectively.

6.	Net Assets

On September 5, 2014, CSAC made an approximately $221.1 million capital contribution to the Company.

For the six months ended June 30, 2016, the Company issued the following shares through its monthly subscription process:

Month	Shares Issued	Per Share Net Asset Value	Subscription
March 31, 2015(1)	608,523	$10.09	$6,140,000
April 30, 2015	449,754	$10.15	$4,565,000
May 29, 2015	90,998	$10.22	$930,000
June 30, 2015	4,361	$10.09	$44,000
July 31, 2015	31,988	$10.16	$325,000
August 31, 2015	4,888	$10.23	$50,000
September 30, 2015	4,960	$10.08	$50,000
October 31, 2015	109,127	$10.08	$1,100,000
November 30, 2015	—	$10.01	$—
December 31, 2015	—	$9.42	$—
March 31, 2016	—	$8.94	$—
June 30, 2016	—	$8.79	$—

(1)	Commencement of offering on March 20, 2015.

The Company’s authorized stock consists of 198,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share.

The Board of Directors has the authority to suspend our continuous public offering at any time.

7.	Dividends and Distributions

The Company intends to pay quarterly dividends to its common stockholders from its net income. Such dividends are accrued for and recorded on the pay-date. The amount to be paid out as a dividend is determined by the Board of Directors and is generally based upon the earnings estimated by the Adviser. Net realized long-term capital gains, if any, would be generally distributed at least annually. Through June 30, 2016, the Company paid the following dividends:

Rate per Share	Declaration Date	Record Date	Pay-Date
$0.1950	June 15, 2015	June 15, 2015	June 30, 2015
$0.2239	September 23, 2015	September 23, 2015	September 30, 2015
$0.4964	December 23, 2015	December 23, 2015	December 31, 2015
$0.1600	March 23, 2016	March 23, 2016	March 31, 2016
$0.1950	June 23, 2016	June 23, 2016	June 30, 2016

The Company has adopted a dividend reinvestment plan that provides for reinvestment of any dividends declared in cash on behalf of stockholders, unless a stockholder elects to receive cash. As a result, if the Board of Directors authorizes, and declares a cash dividend, the stockholders who have not “opted out” of the dividend reinvestment plan will have their cash dividends automatically reinvested in additional shares of the Company’s common stock, rather than receiving the cash dividend. The number of newly issued shares is determined on the pay-date by dividing the aggregate dollar amount of the distribution by the net asset value per share as determined on or as of the applicable pay-date. For the six months ended June 30, 2016, the Company issued 14,616 shares under the dividend reinvestment plan.

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

The following information sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and for the three and six months ended June 30, 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted earnings per share - increase (decrease) in net assets from operations	$1,014,488	$4,545,179	$(6,536,645)	$1,558,691
Denominator for basic and diluted earnings per share - weighted average shares outstanding	23,462,998	23,237,559	23,459,524	22,783,342
Basic and diluted earnings per share	$0.04	$0.20	$(0.28)	$0.07

Diluted earnings per share equal basic earnings per share because there were no common stock equivalents outstanding during the periods presented.

9.	Organization Costs and Offering Costs

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

The Company entered into a senior secured revolving credit agreement (the “Credit Agreement”) on October 31, 2014 with Capital One, N.A., as administrator and various lenders under which the Company could borrow an aggregate principal amount of $75 million (the “Facility Amount”) for the financing of investments. On January 14, 2015, pursuant to the terms of the Credit Agreement, the Company increased the Facility Amount to $125 million. On April 2, 2015 and July 7, 2015, the Company further increased the Facility Amount to $230 million in total. As of June 30, 2016, the Credit Agreement provided for borrowings in the aggregate amount of $230 million, with an accordion feature permitting the Company to seek an increase of the Facility Amount of up to $300 million, subject to certain conditions. The senior secured revolving credit facility under the Credit Agreement is referred to herein as the “Revolving Credit Facility”. Interest is charged at the 3 month LIBOR rate, plus 2.75%. The interest rate, year to date, has ranged from 3.02% to 3.37% (average 3.26%). The Company shall pay to the lender a structuring fee equal to 0.25% of the Facility Amount. The Company will also pay to the lender a commitment fee equal to 0.75% of the commitment provided by the lender. The Credit Agreement is set to mature five years from the closing date of the senior secured revolving credit facility. As of June 30, 2016 and December 31, 2015, the Company had outstanding borrowings of $97,000,000 and $125,000,000, respectively. Costs of $2,237,500 were incurred in connection with obtaining and amending the Credit Agreement, which have been recorded as deferred financing costs on the statements of assets and liabilities and are being amortized into expense using the straight-line method over the life of the Credit Agreement.

Capitalized terms used in this Note 10, Revolving Credit Facility, but not defined herein, have the meaning assigned to them in the Credit Agreement.

The summary information of the Credit Agreement for the three and six months ended June 30, 2016 and June 30, 2015 are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Credit facility expenses	$—	$—	$—	$119,926
Interest expense	785,459	396,140	1,730,192	699,041
Amortization on borrowings	118,171	100,862	236,340	164,224
Line of credit administrative fees	25,000	25,000	50,000	50,000
Unused line of credit fees	168,000	167,608	316,423	239,806

Total Interest and Credit Facility Fees	$1,096,630	$689,610	$2,332,955	$1,272,997

Weighted average interest rate	3.20%	2.93%	3.26%	2.95%
Average outstanding balance	$97,076,923	$53,450,549	$104,821,429	$47,143,646

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

As of June 30, 2016 and December 31, 2015, the Company’s aggregate unrealized appreciation and depreciation on investments based on cost for U.S. federal income tax purposes were as follows:

	June 30, 2016 (Unaudited)	December 31, 2015
Tax cost	$301,381,285	$350,616,136
Gross unrealized appreciation	$79,139	$81,566
Gross unrealized depreciation	$(6,777,085)	$(12,958,988)
Net unrealized investment appreciation on investments	$(6,697,946)	$(12,877,422)

As of December 31, 2015, the difference between U.S. GAAP-basis and tax-basis unrealized gains (losses) is primarily attributable to defaulted loans on accrual.

The Taxable Subsidiaries have elected to be taxable entities and are not consolidated with the Company for income tax purposes and may generate income tax expense, benefit, and the related tax assets and liabilities, as a result of its ownership of certain portfolio investments. The income tax expense, or benefit, if any, and related tax assets and liabilities, where material, are reflected in the Company’s consolidated financial statements.

As of June 30, 2016, the Company, through one of the Taxable Subsidiaries, had a deferred tax asset of $570,584 pertaining to unrealized depreciation related to one of its investments. The deferred tax asset has been offset by valuation allowances of $570,584 for the deferred tax asset generated from unrealized depreciation. There were no deferred tax assets or liabilities as of December 31, 2015.

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

The following is the financial highlights for a share of common stock outstanding during the six months ended June 30, 2016 and for the six months ended June 30, 2015.

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$9.42	$10.23
Net investment income (loss)	0.38	0.37
Net realized/unrealized gains (losses)	(0.65)	(0.31)

Net increase (decrease) in net assets resulting from operations	(0.27)	0.06

Dividend declared from:
Net investment income	(0.36)	(0.20)

Net asset value, end of period	$8.79	$10.09

Shares outstanding, end of period	23,468,463	23,275,299
Total return(2)(3)	(2.92)%	0.54%

Ratio/Supplemental Data (all amounts in thousands except ratios):
Net assets, end of period	$206,239	$234,916
Average debt per share	$4.47	$2.03
Ratio of total expenses to average net assets(4)	7.3%	5.1%
Ratio of net expenses to average net assets(4)	6.9%	4.8%
Ratio of net investment income to average net assets before waiver(4)	8.9%	7.8%
Ratio of net investment income to average net assets after waiver(4)	9.3%	8.1%
Ratio of interest expenses to average net assets(4)	2.2%	1.1%
Ratio of incentive fees to average net assets	1.0%	0.8%
Portfolio turnover(3)	5.8%	11.6%
Credit facility payable	$97,000	$107,000
Asset coverage ratio(5)	3.13	3.20

(1)	The per share data is derived by using the weighted average shares outstanding during the applicable period.
(2)

The total return is calculated by taking the increase or decrease in net assets value per share, adding distributions per share declared during the period, assuming distributions reinvestment prices based on the net asset value per share on ex-date, and dividing by the beginning net asset value per share.

(3)	Not annualized.
(4)	Annualized except for incentive fees and organization expense.
(5)

Asset coverage per unit is the ratio of the carrying value of our total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

14.	Commitments and Contingencies

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these agreements cannot be estimated, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on the Adviser’s experience, the Company expects the risk of loss to be remote. As of June 30, 2016 and December 31, 2015, no accrual has been recorded for these indemnifications in the financial statements.

The Company’s investment portfolio may contain debt investments that are in the form of lines of credit and unfunded delayed draws, pursuant to which the Company may provide funding when requested by portfolio companies in accordance with the terms of the underlying loan agreements. As of June 30, 2016 and December 31, 2015, the Company had no unfunded uncommitted incremental capacity under loan and financing agreements.

15.	Subsequent Events

In preparing the consolidated financial statements as of June 30, 2016, management considered the impact of subsequent events for potential recognition or disclosure in these consolidated financial statements through the release of the report. No such events requiring recognition or disclosure were identified through the date of the release of the report.

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

We are offering for sale on a continuous basis a maximum of $500 million of our common stock, $0.01 par value per share, at a price that is equal to the current per share net asset value of our common stock, on a “best efforts” basis pursuant to a registration statement on Form N-2, as amended and supplemented from time to time (the “Registration Statement”) (File No. 333-198981), filed with the SEC under the Securities Act of 1933, as amended and supplemented (the “Offering”). On May 5, 2016, our Registration Statement was declared effective by the SEC. Credit Suisse Securities (USA), LLC, our affiliate, serves as the dealer manager of the Offering. As of June 30, 2016, we have sold $13.2 million of our common stock pursuant to the Offering.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2016, our investment portfolio of $294.7 million (at fair value) consisted of investments in 27 portfolio companies, as compared to $337.7 million (at fair value) consisting of investments in 28 portfolio companies as of December 31, 2015. As of June 30, 2016 and December 31, 2015, our portfolio was composed as follows:

	As of June 30, 2016	As of December 31, 2015
Type of Security
Senior Secured Loans
First Lien	49.5%	52.2%
Unitranche and/or Criss-Cross Collateral	31.6%	32.1%
Second Lien	14.1%	12.1%
Total Senior Secured Loans	95.2%	96.4%
Equity and Other	4.8%	3.6%

As of June 30, 2016, 93.1% of our senior secured loan portfolio was invested in floating-rate debt, 2.3% was invested in fixed-rate debt, and the remainder in equity and other investments. As of December 31, 2015, 88.6% of our senior secured loan portfolio was invested in floating-rate debt, 7.8% was invested in fixed-rate debt, and the remainder in equity and other investments.

We originate and invest primarily in privately-held middle-market companies through secured debt (including first and second lien senior secured loans), unsecured debt (including mezzanine debt) and, to a lesser extent, equity securities. The composition of our investment portfolio as of June 30, 2016 and December 31, 2015 was as follows:

	As of June 30, 2016		As of December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Senior Secured – First Lien	$148,677,185	$145,831,902	$182,226,165	$176,293,926
First Lien/Last – Out Unitranche	93,786,695	93,198,400	112,491,625	108,557,626
Senior Secured – Second Lien	42,858,337	41,590,155	41,560,883	40,863,775
Partnership Interest	16,059,068	14,062,882	11,828,642	12,023,387

Total Investments	$301,381,285	$294,683,339	$348,107,315	$337,738,714

At June 30, 2016, our average portfolio company investment at amortized cost and fair value was approximately $10.7 million and $10.5 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $22.5 million and $22.4 million, respectively. At December 31, 2015, our average portfolio company investment at amortized cost and fair value was approximately $12.0 million and $11.6 million, respectively, and our largest portfolio company investment by amortized cost and fair value was approximately $23.4 million and $23.3 million, respectively.

The weighted average yield on all of our current debt investments at June 30, 2016 was approximately 10.1%, (10.0% excluding payment in kind (“PIK”) interest). The weighted average yield on all of our current debt investments at December 31, 2015 was approximately 10.4% (10.3% excluding PIK interest). The weighted average yield was computed using the effective interest rates for all of our current debt investments to maturity from June 30, 2016 or December 31, 2015, respectively. The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before payment of all of our fees and expenses. There can be no assurance that the weighted average yield will remain at its current level.

Investment Activity

During the six months ended June 30, 2016, we invested approximately $16.6 million (at fair value) in three portfolio companies, including two new portfolio companies, as compared to $241.6 million (at fair value) in 20 portfolio companies, including 14 new portfolio companies during fiscal year ended December 31, 2015. Of the two new portfolio company investments during the six months ended June 30, 2016, 97.0% were invested in senior secured loans, of which 31.1% were first lien, 65.9% were unitranche and/or criss-cross collateral debt loans, and the remainder in equity and other investments. Of the 14 new portfolio company investments during fiscal year ended December 31, 2015, 99.1% were invested in senior secured loans, of which 63.0% were first lien, 17.5% were unitranche and/or criss-cross collateral debt loans, and 18.7% were second lien, and the remainder in equity and other investments.

Of the new debt investments, 97.0% were invested in floating-rate debt (at fair value) and the remainder in equity and other investments (at fair value) during six months ended June 30, 2016, as compared to 92.6% invested in floating-rate debt, 6.5% invested in fixed-rate debt, and the remainder in equity and other investments (at fair value) during fiscal year ended December 31, 2015. During the six months ended June 30, 2016 and fiscal year ended December 31, 2015, we received $46.9 million and $139.6 million in proceeds from investments, respectively.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital to middle-market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Loans and Debt Securities on Non-Accrual Status

We will not accrue interest on loans and debt securities if we have reason to doubt our ability to collect such interest. As of June 30, 2016, we had one loan on non-accrual status, which represents approximately 0.5% of the fair value of our portfolio. As of December 31, 2015, we had two loans on non-accrual status, which represents approximately 5.9% of the fair value of our portfolio.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

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

Investment income for three months ended June 30, 2016 and 2015 totaled $9.0 million and $8.1 million, respectively. The increase in investment income is due to prepayment and exit fees earned from the sale of Gaming & Entertainment Management – Illinois LLC. The following shows the breakdown of investment income for the three months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016	Three months ended June 30, 2015
Interest income	$7.7	$8.0
PIK Interest and accretion	0.3	0.1
Miscellaneous fees	1.0	—

Total	$9.0	$8.1

Investment income for six months ended June 30, 2016 and 2015 totaled $17.2 million and $14.8 million, respectively. The increase in investment income is primarily due to the increase in invested assets over the prior period and prepayment and an exit fees earned from the sale of Gaming & Entertainment Management – Illinois LLC. The following shows the breakdown of investment income for the six months ended June 30, 2016 and 2015.

	Six months ended June 30, 2016	Six months ended June 30, 2015
Interest income	$15.7	$14.7
PIK Interest and accretion	0.5	0.1
Miscellaneous fees	1.0	—

Total	$17.2	$14.8

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

As of June 30, 2016, we have incurred $1.5 million of offering costs. The Adviser is responsible for the payment of our offering expenses in excess of $1.5 million, and we will not reimburse the Adviser for any offering expenses that exceed $1.5 million. Offering costs include, among other things, legal fees and other costs pertaining to the preparation of our registration statement in connection with the public offering of our shares. Offering costs are charged as an expense over a 12 month period upon receipt of a formal commitment of external capital. We received formal commitment of external capital in March 2015, and offering expenses expensed for the six months ended June 30, 2016 and 2015 was $375,000 and $375,000, respectively.

For the three months ended June 30, 2016 and 2015, the Adviser earned $1,352,918 and $1,236,785 in Management Fees, respectively, net of $193,274 and $176,684, respectively, waived by the Adviser pursuant to the Advisory Agreement. For the six months ended June 30, 2016 and 2015, the Adviser earned $2,806,216 and $2,401,166 in Management Fees, respectively, net of $400,888 and $343,024, respectively, waived by the Adviser pursuant to the Advisory Agreement. The waiver of base management fees by the Adviser is permanent and not subject to recoupment by the Adviser. As of June 30, 2016 and December 31, 2015, $1,159,267 and $904,497, respectively, were payable to the Adviser.

Credit Facility

In October 2014, we entered into the Credit Facility with Capital One, N.A., as administrator, and various lenders (the “Credit Facility”). The Credit Facility provides for borrowings in an aggregate amount of $230 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300.0 million, subject to certain conditions. Borrowings under the Credit Facility were $97.0 million and $112.0 million as of June 30, 2016 and 2015, respectively. Interest is charged at the 1 month LIBOR Rate, plus 2.75%.

For the six months ended June 30, 2016 and 2015, the weighted- average interest rate under the Credit Facility was 3.26% and 2.95%, respectively.

For the six months ended June 30, 2016 and 2015, the Company recorded interest and fee expense (which includes interest expense, amortization of loan fees paid on the Credit Facility, expenses related to commitment fees on the unused portion of the Credit Facility, and expenses related to loan administration fees) of $2.3 million and $1.3 million, respectively.

For the three months ended June 30, 2016 and 2015, the weighted- average interest rate under the Credit Facility was approximately 3.20% and 2.93%, respectively.

For the three months ended June 30, 2016 and 2015, the Company recorded interest and fee expense (which includes interest expense, amortization of loan fees paid on the Credit Facility, expenses related to commitment fees on the unused portion of the Credit Facility, and expenses related to loan administration fees) of $1.1 million and $0.7 million, respectively.

The average borrowings under the Credit Facility for the three and six months ended June 30, 2016 were $97.1 million and $104.8 million, respectively, compared to $53.4 million and $47.1 million for the three and six months ended June 30, 2015, respectively.

Net Investment Income

For the three months ended June 30, 2016 and 2015, net investment income was $4.9 million and $4.4 million, respectively. The increase in net investment income is due to an increase in total investment income resulting from prepayment and exit fees earned from the sale of Gaming & Entertainment Management – Illinois LLC, offset by increase in management fees, incentive fees, and interest and credit facility fees.

For the six months ended June 30, 2016 and 2015, net investment income was $8.8 million and $8.3 million, respectively. The increase in net investment income during this period is due to an increase in total investment income resulting from the increase in invested assets over the prior period and prepayment and exit fees earned from sale of Gaming & Entertainment Management – Illinois LLC offset by increase in management fees, incentive fees, and interest and credit facility fees.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

For the three months ended June 30, 2016 and 2015, the Company realized gains (losses) on its investments of $(19.1) million and $(7.1) million, respectively. The increase in realized losses on our investments is primarily attributable to the restructuring of Petroflow Energy Corporation and TexOak Energy – Project 1C, LLC and Speed Commerce, Inc.

For the six months ended June 30, 2016 and 2015, the Company realized gains (losses) on its investments of $(19.1) million and $(7.1) million, respectively. The increase in realized losses on our investments is primarily attributable to the restructuring of Petroflow Energy Corporation and TexOak Energy – Project 1C, LLC and Speed Commerce, Inc.

Net Change in Unrealized Appreciation / (Depreciation) of Investments

Net change in unrealized appreciation or depreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled $15.2 million and $7.3 million for the three months ended June 30, 2016 and 2015, respectively. The increase in net change in unrealized appreciation from investments was attributable mainly to the reversal of accumulated unrealized losses related to the restructuring of Petroflow Energy Corporation and TexOak Energy – Project 1C, LLC and Speed Commerce, Inc.

Net change in unrealized appreciation (depreciation) on investments totaled $3.7 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net change unrealized appreciation from investments was attributable mainly to the reversal of accumulated unrealized losses related to the restructuring of Petroflow Energy Corporation and TexOak Energy – Project 1C, LLC and Speed Commerce, Inc.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2016, net increase (decrease) in net assets resulting from operations totaled $1.0 million, or $0.04 per common share (based on 23,462,998 weighted average common shares outstanding at June 30, 2016). For the three months ended June 30, 2015, net increase in net assets resulting from operations totaled $4.5 million, or $0.20 per common share (based on 23,237,559 weighted average common shares outstanding at June 30, 2015). The decrease in net increase in net assets resulting from operations was primarily due to the increase in net investment income and increase in net change in unrealized appreciation from investments offset by increase in net realized losses from investments.

For the six months ended June 30, 2016, net increase (decrease) in net assets resulting from operations totaled $(6.5) million, or $(0.28) per common share (based on 23,459,524 weighted average common shares outstanding at June 30, 2016). For the six months ended June 30, 2015, net increase in net assets resulting from operations totaled $1.6 million, or $0.07 per common share (based on 22,783,342 weighted average common shares outstanding at June 30, 2015). The increase in net decrease in net assets resulting from operations was primarily due to the increase in net realized losses from investments.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities provided cash of $36.6 million for the six months ended June 30, 2016, primarily in connection with the proceeds from sales of investments. Our financing activities used cash of $(36.2) million primarily from repayments of borrowings under the Credit Facility.

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

Also, as a BDC, we generally are required to meet a coverage ratio of total assets, less liabilities and indebtedness not represented by senior securities, to total senior securities, which include all of our borrowings and any outstanding preferred stock, of at least 200%. This requirement limits the amount that we may borrow. As of June 30, 2016, we were in compliance with this requirement. The amount of leverage that we employ will depend on our assessment of market conditions and other factors at the time of any proposed borrowing, such as the maturity, covenant package and rate structure of the proposed borrowings, our ability to raise funds through the issuance of shares of our common stock and the risks of such borrowings within the context of our investment outlook. Ultimately, we only intend to use leverage if the expected returns from borrowing to make investments will exceed the cost of such borrowing.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. We were in compliance with the asset coverage at all times during the six months ended June 30, 2016 and 2015, our asset coverage ratio was 313% and 320%, respectively.

As of June 30, 2016, we had cash and cash equivalents of $7.0 million.

The North American Securities Administrators Association, in its Omnibus Guidelines Statement of Policy adopted on March 29, 1992 and as amended on May 7, 2007 and, from time to time, requires that our sponsors have an aggregate financial net worth, exclusive of home, automobiles and home furnishings, of 5.0% of the first $20 million of both the gross amount of securities currently being offered in this offering and the gross amount of any originally issued direct participation program securities sold by our sponsors within the past 12 months, plus 1.0% of all amounts in excess of the first $20 million. Based on these requirements, our sponsors have an aggregate a financial net worth in excess of those amounts required by the Omnibus Guidelines Statement of Policy as of the effective date of this quarterly report on Form 10-Q.

Contractual Obligations

The following table reflects contractual obligations arising from the Credit Facility for quarter ended June 30, 2016:

	Total	Less than 1 year	1 – 3 years	3 –5 years	More than 5 years
Credit Facility	$97.0	—	—	$97.0	—

Total debt	$97.0	—	—	$97.0	—

Commitment and Contingencies

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2016 and December 31, 2015 we had no outstanding commitments to fund investments.

Off-Balance Sheet Arrangements

We may be a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of our portfolio companies. As of June 30, 2016, we had no off-balance sheet arrangements.

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

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act and due to provisions in the Credit Facility. We cannot assure stockholders that they will receive any distributions or distributions at a particular level.

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

Credit Facility

The Credit Facility has a maturity date of October 31, 2019. The Credit Facility initially provided for borrowings in an aggregate amount of $75 million, with an accordion feature permitting us to seek an increase of the total commitments up to a total facility size of up to $300 million, subject to certain conditions. In January 2015, the total commitments under the Credit Facility increased to $125 million. On April 2, 2015, the Company further increased its Credit Facility amount to $200 million. Borrowings under the Credit Facility bear interest at a per annum rate of LIBOR plus 2.75%. We intend to use the borrowings available under the Credit Facility to fund new and follow-on investments. As of June 30, 2016 and December 31, 2015, we had $97.0 million and $125.0 million outstanding under the Credit Facility, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 93.1% (fair value) of the loans in our portfolio bore interest at floating rates. All of the floating rate loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Statement of Assets and Liabilities as of June 30, 2016 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our annual net income by less than $1 million due to current floors in place. A hypothetical decrease in LIBOR would not reduce our net income, again, due to the aforementioned floors in place but could increase our net income as borrowings under our credit facility are not subject to a LIBOR floor. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the year ended December 31, 2015 and the six months ended June 30, 2016, we did not engage in hedging activities.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2016, we, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.

(b) Changes in Internal Control Over Financial Reporting

Management did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we issued 8,152 shares of our common stock under our dividend reinvestment plan pursuant an exemption from the registration requirements of the Securities Act of 1933. The aggregate value for the shares of common stock issued under the dividend reinvestment plan during the three months ended June 30, 2016 was approximately $71,655.

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

CREDIT SUISSE PARK VIEW BDC, INC.

Dated: August 11, 2016

By:	/s/ John G. Popp
Name: John G. Popp
Title: Chief Executive Officer

By:	/s/ Kenneth Lohsen
Name: Kenneth Lohsen
Title: Chief Financial Officer